Form 10-K
period 2004-12-31
HouseValues, Inc.
filed 2005-03-08
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51032

HouseValues, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1982679
(State of Incorporation)	(I.R.S. Employer Identification Number)

11332 NE 122nd Way Kirkland, WA 98034

(Address of Registrant’s Principal Executive Offices, including Zip Code)

425-952-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of February 23, 2005, there were outstanding 25,050,346 shares of the registrant’s common stock, $.001 par value, which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Information called for in Part III (Items 10-14) is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held June 9, 2005.

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These risks and other important factors are discussed under the heading “Factors that May Affect Our Business, Financial Condition and Future Results” in Item 7 below.

Overview

We provide an innovative service that enables residential real estate professionals to capture, cultivate and convert leads into closed transactions. We provide our agent customers with a guaranteed number of exclusive leads, with Market Leader, our web based CRM tool, and with a personal coach responsible for helping them succeed. For this bundled service, agents pay us a fixed monthly fee that ranges from $99 to $1,200 per month. The price of each bundle is based on the demographics of the neighborhood as well as the number of leads that we guarantee to the customer.

The exclusive leads that we provide to our agent customers come in the form of consumer requests. We generate these consumer requests via our two consumer facing web sites, HouseValues.com which targets home sellers, and JustListed.com which targets home buyers. To generate these requests, we focus on delivering the two things most valued by real estate consumers:

•	For home sellers, that’s a personalized valuation of their home performed by a licensed real estate agent that specializes in their neighborhood.

•	For home buyers, it’s new home listings that match their personal criteria, delivered as soon as those homes hit the market.

As a result of the popularity of both of these services as well as our extensive direct response marketing expertise we now service requests from hundreds of thousands of new consumers every month.

We were founded in May 1999 and launched our service for home sellers in September 1999. In January 2004 we began offering agent customers our JustListed service, which provides leads on prospective home buyers.

On December 9, 2004, we completed our initial public offering and our stock commenced trading on December 10, 2004. We sold 4,166,667 shares of common stock and selling shareholders sold 2,083,333 shares at $15.00 per share. We received net proceeds of approximately $58.1 million (after underwriters’ discounts of $4.4 million). We incurred expenses of approximately $2.0 million related to the initial public offering.

We generated revenues of $25.1 million in 2003 and $47.7 million in 2004. We have been profitable and cash flow positive since the end of 2001. As of December 31, 2004, we had approximately 11,000 customers of our core products.

The Company’s reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are available free of charge under the Investor Relations section of our website at www.housevaluesinc.com as soon as practicable after they are filed with or furnished to the SEC. The information contained on HouseValues’ web site is not being incorporated herein. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

Industry Background

The Residential Real Estate Industry

According to the National Association of Realtors, aggregate real estate sales in the United States were more than $1.2 trillion in 2003 and 2004. According to REAL Trends, a real estate industry research firm, total residential real estate brokerage commissions and fees were approximately $60 billion in 2003. In a transaction for a house valued at $187,500 (the median home price in the United States in the fourth quarter of 2004, according to the National Association of Realtors), the overall commission would be $9,375, assuming a 5% commission. Because of the large dollar size of typical real estate commissions, prospective home buyers and sellers are valuable to real estate agents, and as a result agents have demonstrated a willingness to invest heavily in advertising and marketing to generate clients. According to Borrell Associates, a media research firm, the real estate industry spent over $11 billion on advertising in 2004.

The Role of the Real Estate Agent

Home purchases and sales are among the largest and most important investment decisions made by an individual. These transactions require the involvement of multiple parties, such as home inspectors, mortgage brokers, title companies and escrow agents, and involve an extensive amount of documentation. Real estate professionals provide valuable, hands-on assistance by coordinating the numerous components of a transaction. In the typical residential real estate transaction, agents serve as the principal intermediary between the home buyer and seller.

For potential buyers, agents typically provide the following services:

•	access to home listing data from multiple listing services, or MLSs, to help buyers find homes available for sale that match their specified criteria;

•	advice on the physical attributes of homes, as well as advice on intangible aspects such as neighborhood characteristics and resale value;

•	coordination of the actual viewing of the home by potential buyers; and

•	assistance in the negotiation and closing of the purchase transaction.

For potential sellers, agents typically provide the following services:

•	guidance on the market value of their home, including comparative market analyses;

•	listing of the property for sale in the local MLS;

•	coordination of the marketing of the home; and

•	assistance in the negotiation and closing of the sale transaction.

Although a buyer or seller might engage in a real estate transaction within weeks or even days after hiring an agent, the entire sales cycle for a transaction usually is considerably longer. According to a 2004 survey we commissioned from Hebert Research, a market research firm, potential home buyers on average take 16 months to buy a home from the time they begin contemplating a purchase, and potential home sellers on average take twelve months to sell their home from the time they begin contemplating a sale. Despite this long sales cycle, buyers and sellers tend to select agents quickly. According to a 2003 study by the National Association of Realtors, approximately 69% of home sellers selected the first agent they contacted. In addition, according to Hebert Research, approximately 62% of buyers select an agent within just one to three days of deciding to actively seek to buy a home, and approximately 52% of sellers select an agent within one day of deciding to actively seek to sell their home.

Challenges Faced by Real Estate Professionals

Competitive and Fragmented Industry

The residential real estate industry is intensely competitive. According to a study by the National Association of Realtors, real estate agents in the United States competed for nearly 7 million total closed residential real estate transactions in 2004. In addition, the residential real estate industry is extremely fragmented. Most real estate agents in the United States work as independent contractors affiliated with local or regional brokerage firms. As a result, agents typically are responsible for attracting and servicing their own clients. Although brokerage firms provide a base level of training, brand advertising and administrative support for their agents, most agents spend their own money developing their business and competing for clients.

Inefficient Lead Generation

Although real estate professionals make significant expenditures on advertising and marketing, it is difficult for most agents to differentiate themselves in the neighborhoods in which they work. Agents tend to use nearly identical sales and marketing methods, such as word-of-mouth, open houses and various forms of print advertising, including postcards, flyers and newspaper advertisements. Although other media, such as television, radio and the Internet, can be more effective in generating potential clients, they tend to be inefficient for individual agents, because the advertisements are broadcast in larger geographic areas than the agent typically is willing or able to service.

Ineffective Prospect Management

According to the 2003 Member Profile of the National Association of Realtors, 84% of residential real estate agents have not had prior sales or marketing experience prior to becoming agents. We believe that the limited sales training that real estate agents receive typically encourages a short-term prospect management approach, with agents focusing on mature leads that are more likely to result in a transaction within 30 to 60 days. In the past, this short-term approach was reinforced by a lack of effective methods to identify leads in the early stages of the process. We believe that this short-term approach has resulted in many agents having difficulty building a steady pipeline of business and, as a result, experiencing significant fluctuations in closed transactions and commission income.

The Impact of the Internet on the Real Estate Industry

The Internet makes an unprecedented amount of home information readily available to consumers, including lists of homes on the market and comparative market data on home values. The Internet also permits consumers to conduct highly targeted searches for homes by entering specific search parameters, such as neighborhood, square footage and number of bedrooms or bathrooms, and enables people to view photographs of home interiors and conduct online walkthrough tours. Accordingly, a great number of potential buyers and sellers are using the Internet in the early stages of their home buying or selling process. According to the National Association of Realtors, more than 70% of home buyers used the Internet in their home search in 2003, compared to approximately 41% in 2001.

The large number of consumers who use the Internet to conduct research relating to the purchase or sale of a home represents an attractive pool of prospective clients for real estate agents, and the interactive and targeted nature of the Internet makes it possible to reach and communicate with these prospective clients in an efficient manner.

Real estate professionals have begun to recognize the potential of the Internet to reach and cultivate prospective clients. Nonetheless, many agents have yet to realize the full potential of the Internet to generate and cultivate leads. According to Borrell Associates, only 10% of the advertising dollars spent in the real estate industry in 2004 was dedicated to online advertising, an increase from approximately 8% in 2003. Although many real estate agents have adopted the Internet and email as standard business practices, we believe that most agents lack online prospect management systems that allow them to efficiently reach and manage relationships with potential clients who use the Internet. In addition, because many agents have adopted a short-term approach to the real estate buying and selling cycle, they may miss the opportunity to develop client relationships with consumers who are using the Internet to research real estate transactions at an earlier stage in the process.

The HouseValues Advantage

We provide an innovative service offering that enables residential real estate professionals to capture, cultivate and convert leads into closed transactions.

Benefits for Real Estate Professionals

Capture leads. We help agents attract new clients by providing them with leads on prospective home buyers and sellers in the geographic areas that they service. We provide each lead to only one agent customer and we guarantee our agent customers an average number of leads per month for a fixed monthly fee. Because these leads are often from consumers who are at an early stage in the real estate transaction process, our customers often are the first real estate agents these consumers interact with in the process. We believe this provides our customers with a potentially significant competitive advantage over other agents servicing the same geographic areas. This advantage is particularly important given that approximately 69% of home sellers select the first agent they contact for the transaction, according to a 2003 study by the National Association of Realtors.

Cultivate leads. Our Market Leader prospect management system assists our customers in building a pipeline of business by helping them organize, manage and communicate online with prospective home buyers and sellers in a highly automated fashion tailored for each prospect. Market Leader allows agent customers to build long-term relationships with prospective clients by automating ongoing communication. The system sends agent-branded prospect follow-up emails that include custom-written real estate content designed to engage the prospective clients.

Convert leads. We provide agent customers with personalized coaching and training to help them better serve their prospective clients and increase the likelihood that they will convert their leads into commissions. Our coaching and training are a core part of our offering because they help our customers develop marketing, selling and client relationship-building skills while also helping them gain expertise with our Market Leader prospect management system.

Benefits for Consumers

Our HouseValues.com service offers home sellers free estimates of their homes’ current market value. This information helps them make an informed decision about market conditions and valuation before choosing to list their homes for sale. Our JustListed.com service offers prospective home buyers a free service that emails them listings on homes that meet their buying criteria. This information keeps them informed regarding newly listed homes and improves their ability to find a home that is right for them. Additionally, our offering benefits both home buyers and sellers by introducing them to real estate agents who service their neighborhoods and are interested in meeting their real estate needs.

Competitive Strengths

Proven agent acquisition model. Over the past five years, we have developed a sales force of more than 100 people who have expertise in identifying, qualifying and acquiring agent customers. While our agent customers represent every major real estate franchise brand and brokerage company, they— like almost all agents— operate independently particularly in regard to how they spend their marketing dollars. This is important because we believe there are no natural channels or shortcuts to building relationships with real estate agents. As a result, we believe that companies targeting the $11 billion that is spent on marketing need to literally build relationships one at a time. Our proven agent acquisition model has enabled us to successfully build relationships with approximately 11,000 customers of our core services as of December 31, 2004, up 125% from December 31, 2003. In total, we have nearly 12,500 customers as of December 31, 2004, including our Core Customers and customers of our other tools and services.

Proven Agent Success Program. We provide our Market Leader prospect management system to agent customers to help them improve their ability to convert leads into closed transactions. Our Market Leader system is integrated with, and supported by, our Agent Success Program, which includes personalized coaching and training, designed to help real estate agents close more transactions. We provide this set of integrated services through a staff of 50 coaches, trainers and other customer service professionals who possess real estate industry expertise as well as in-depth knowledge of our service offering. During 2004, we conducted 118 in-market training seminars. We continuously improve and refine our service offering, based on quantitative and qualitative feedback from our coaches and agent customers. In addition, we offer online discussion boards and telephonic conference calls for agent customers to network with each other and share best practices, thereby improving their ability to derive value from our services.

Technology advantage. Over the past five years we have built a proprietary, feature-rich set of systems to generate and distribute leads, deliver our suite of services to real estate agents and manage our business. From complex neighborhood-specific lead distribution algorithms to real-time reports for our sales personnel relating to inventory availability and agent inquiries, we believe our systems provide us with a competitive advantage.

Complementary offering. Our service offering benefits agents without altering their relationship with brokerage firms, national real estate franchisors or other real estate industry participants. Because we offer our leads on an exclusive basis for a fixed monthly fee and do not participate in commissions from closed transactions, we believe that our service offering is well received by agents, brokerage firms and the rest of the real estate industry.

Strategy for Growth

Our objective is to be the leading provider of services that enable residential real estate professionals to capture and cultivate leads, and convert these leads into closed transactions. In doing so, we will seek to acquire an increasing share of real estate industry advertising expenditures, as these expenditures continue to migrate online. To achieve this goal, we are pursuing the following key strategies:

Aggressively expand our core business. We intend to increase our share of the marketing dollars spent by real estate professionals. The key driver of our growth is our increasing customer base. We intend to increase the number of residential real estate professionals who use our existing services by continuing to make investments in our sales force and direct response marketing efforts.

Improve the functionality and effectiveness of our services to further capture agent online marketing expenditures. To increase retention of agent customers, as well as attract new customers, we intend to enhance our existing services, including our Market Leader system and our coaching and training services. We intend to capture an increasing share of agents’ online advertising expenditures by expanding our portfolio of services beyond our HouseValues and JustListed services with additional value-added services for both agents and consumers.

Deepen relationships with consumers in a profitable, long-term fashion. We must continue to enhance our agent customers’ ability to exceed the expectations of consumers. Our services are successful when we enable real estate professionals to efficiently build a long term relationship with consumers. We will continue to identify the needs of real estate consumers, and build out features and services that enable our customers to respond to those needs while exceeding consumer expectations. And, because we monetize consumer requests more effectively than others in the space, we believe that we will be able to continue to create the services that consumers value most.

Investigate new business opportunities. We intend to explore ways to extend our services into industries in which we can leverage our existing platform and business model. We believe we can leverage our proprietary lead capture, cultivation and conversion methods in a number of real estate and non-real estate related industries. We may pursue such opportunities through acquisitions or through internal expansion of our business. We believe our service offering is particularly well suited to small businesses competing in highly fragmented industries.

Services

We provide an integrated service offering for residential real estate agents that combines leads generated from our HouseValues.com and JustListed.com web sites with our Market Leader prospect management system and personalized coaching and training. We believe that successful real estate agents typically have systems and processes in place for developing leads as well as maintaining and expanding their businesses. In addition, we believe that the value of the leads generated through HouseValues.com and JustListed.com is enhanced when combined with our integrated offering that helps agents convert these leads into closed transactions.

We provide our service offering to agent customers for a monthly fixed fee pursuant to contracts, most of which have an initial term of one year, continuing thereafter on a month-to-month basis until terminated. Our contracts typically provide for the delivery of a specified number of leads to each customer, a license to use our Market Leader system and coaching and training services.

Lead Capture — HouseValues.com and JustListed.com

Our HouseValues and JustListed services are designed to serve the needs of Internet-enabled consumers seeking to buy or sell a home.

HouseValues.com. HouseValues.com offers homeowners a free estimate of their home’s current market value and suggested listing price. Homeowners enter information about their home on a short online form on the HouseValues.com web site. We automatically match this information with an agent customer, who is then able to provide the homeowner with a free comparative market analysis containing an estimate of the value of the home.

JustListed.com. JustListed.com offers a free service for prospective home buyers that emails them listings on homes that meet their buying criteria. Prospective home buyers use our JustListed.com web site to specify the criteria they are seeking in a home. We automatically match this information with an agent customer, who is then able to email the prospective home buyer new home listings when such listings reach the market.

We use direct-response advertising, including television and Internet media, to drive prospective home buyers and sellers to our HouseValues.com and JustListed.com web sites. We regularly advertise on national television networks and major Internet search engines and other web sites, and supplement this advertising with local television advertising and other media to help manage lead volume. We adjust our advertising to generate leads in specific geographic markets based on existing lead inventory, our commitments to deliver leads in those markets, current advertising costs and other factors.

We deliver a guaranteed minimum number of leads to agent customers on an exclusive basis in the geographic areas they choose to service. Agents can purchase the HouseValues service, the JustListed service, or both services. Agents can increase the geographic coverage or quantity of their leads by purchasing multiple HouseValues or JustListed services.

In addition, we regularly generate more leads in the aggregate than we are committed to deliver to agent customers. Without compromising our lead exclusivity or quantity commitments to our customers or incurring additional lead generation costs, we have initiated our BrokerSelect program that capitalizes on these surplus leads by selling them in quantity to brokerage firms who are interested in servicing the needs of these prospective home buyers and sellers through their agent network.

Lead Cultivation — Market Leader

Market Leader is an online prospect management system that helps agent customers manage and cultivate leads. By automating many of the repetitive tasks that are required to follow up and communicate with potential clients, Market Leader allows agent customers to focus on transacting their current business while efficiently marketing their services to potential clients to maintain a pipeline of future business opportunities.

Prospect management. Market Leader enables agent customers to track leads received from the HouseValues or JustListed services, or other sources such as their own web sites. We encourage agent customers to incorporate all of their client contacts into Market Leader to effectively manage their entire pipeline of business. Agents can then categorize leads based on various characteristics, such as the date the lead was generated or the prospect’s level of expressed interest in buying or selling a home.

Activity management. Market Leader helps agent customers organize their day-to-day business and maintain contact with their entire database of prospects and past clients by automatically prompting agents to follow up with them using emails, phone call scripts and newsletters containing custom content. Agents can use Market Leader to conduct “drip” campaigns, which automatically and on a pre-determined schedule send agent-branded, tailored emails to prospective and existing clients. In addition, Market Leader allows agents to send agent-branded emails to prospective buyers alerting them to newly listed homes.

Quantitative feedback. Market Leader tracks the sales pipeline, homes listed, completed transactions and potential and actual commissions for agent customers. It also tracks response times by agents to HouseValues and JustListed leads. Market Leader displays this information in a sidebar on the agent customer’s individual account page so that the agent can routinely track his or her success.

Lead Conversion — Agent Success Program

We provide agent customers with personalized coaching and training, as well as access to a national network of other real estate agents, to help them realize the full value of our service offering. This Agent Success Program provides us with ongoing opportunities to interact directly with our agent customers. We believe the program helps agent customers be more successful in cultivating the leads we provide and generating business, increasing the likelihood that they will remain customers.

Personalized Coaching

A key component of our Agent Success Program is personalized coaching. We assign a personal coach to each new agent customer. Our coaching team has expertise in the real estate industry, from managing real estate offices to running training departments for large brokerage firms. These coaches provide the following services:

Life-cycle based coaching. Shortly after agents first sign up for our services, our coaches have an initial one-on-one telephone coaching session with them to welcome them to HouseValues, walk them through an overview of our lead generation and cultivation system and discuss their client development goals. Our coaches then check in with their assigned agent customers on a regular basis to review performance, offer assistance and practical tips and answer questions.

Market-specific coaching calls. Every month, our coaches host group coaching calls for agent customers in various regional markets to address both geographically relevant real estate trends and issues as well as client development topics. These calls are designed to bring agents together and allow them to network with other agent customers in their market.

Activity-based coaching. Our activity-based coaching system automatically measures the success of each agent customer in cultivating the leads that we provide and identifies those agent customers that may need additional assistance. If our activity-based coaching system identifies a potential issue involving an agent customer, his or her coach seeks to contact the agent customer to develop a success plan.

Training opportunities

We believe that the training opportunities we offer our agent customers increase the likelihood that they will convert their leads into commissions. A variety of programs help our customers develop marketing, selling and client relationship-building skills.

In-Market Training Seminars. We conduct in-market seminars for agent customers in cities across the United States. During 2004, we conducted 118 in-market training seminars. Our trainers travel to various markets to host full-day seminars on real estate-related topics. Our seminars are designed to educate agents on industry trends, inform them of the value of adopting a long-term strategy that cultivates a larger number of earlier-stage leads, and instruct them on how to use our services to increase their success in both cultivating leads and developing their business.

MasterMind Success Calls. We periodically host conference calls which feature agent customers who are successfully using our services. We conduct interviews with these agent customers and company executives and allow participating agents to ask questions.

Online Learning Center. Through our Online Learning Center, agent customers have access to online tutorials 24 hours a day, 7 days a week. These tutorials provide instruction on how to apply various methods and practices using Market Leader. In addition, our agents have online access to our HouseValues University web site, which is dedicated to providing them with additional resources as well as online discussion forums to learn from our other agent customers.

The HouseValues Community. Real estate agents often work in competitive office environments in which they compete for business with the other agents in their office, thereby limiting collaboration, mentoring and the sharing of best practices with other agents. Because we operate on a nationwide basis and provide each lead to only one agent customer, our agent customers typically do not compete with each other for the same clients. We believe that as a result, they are more willing to share best practices and ideas and help other agent customers develop their skill sets. Programs such as our market-specific coaching calls, in-market training seminars and MasterMind success calls enable and encourage agent customers to network with each other and share knowledge and best practices with other agent customers.

Certification and Recognition Program

Agents who meet our lead cultivation standards and participate in our coaching and training programs are eligible for our HouseValues certification programs. We provide these agent customers with certifications, such as Certified Professional, President’s Club and Director’s Club, which they can display in their emails to prospective clients. We also provide these agent customers with priority with respect to newly available lead bundles.

Based in part on feedback from agent customers through the Agent Success Program, we believe our customers experience success in converting the leads we provide to them into closed transactions. Although we encourage agent customers to voluntarily provide us with lead conversion information through the Market Leader system and our Agent Success Program, customers do not consistently provide this information. As a result we do not have an accurate statistical analysis of conversion rates or average lead-to-conversion time.

Sales and Marketing

Agent Acquisition

We identify prospective real estate agent customers through email and telephone solicitation, referrals from other agent customers and general advertising. We provide our salespeople with a variety of tools to help them demonstrate the advantages of our service offering to potential agent customers. Salespeople are compensated largely on their sales performance. We also make personal sales calls to agents and brokerage firms through field sales personnel.

Consumer Marketing

We use our in-house media buying team to purchase advertising for lead generation, which has enabled us to create an efficient, customized and measurable consumer marketing program. We use direct-response advertising, including television, Internet and other media, to attract prospective home buyers and sellers to our HouseValues.com and JustListed.com web sites. We adjust our advertising to generate leads in specific geographic markets based on existing lead inventory, our commitments to deliver leads in those markets, current advertising costs and other factors.

Competition

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. While we are unaware of any other company that provides the same suite of services, all of our services, including online lead generation, online prospect management system and agent coaching and training programs, are provided separately by other companies, and it is possible that one or more of these companies, or a new market entrant, could adopt a business model that competes directly with us.

Many of our existing and potential competitors have longer operating histories, greater name recognition, greater technological capabilities and greater financial, sales, marketing and human resources than we do. Our current and potential competitors include:

Traditional sellers of advertising to real estate agents. We compete with traditional sellers of advertising, including local and regional newspapers, local magazines, and “rack” publications advertising homes for sale, for a share of the marketing dollars that residential real estate agents spend to attract prospective home buyers and sellers. Real estate agents may continue to view traditional advertising sources as the most effective means to reach prospective home buyers and sellers, leading to a lack of demand for our services.

Internet media companies. We compete with large Internet media companies, such as AOL, Google, MSN and Yahoo! for residential real estate agents’ marketing dollars. Some of the large Internet media companies are currently developing enhanced search products, including search products that would allow a user to find real estate related search results in a specific city or geographic area. If their existing or new products become a cost-effective way for real estate agents to generate leads, these products may become an attractive alternative to our services, which could decrease demand for our services or increase our online lead generation costs. Additionally, these companies on which we rely in part for our own advertising and lead generation needs may develop or acquire products and services that compete directly with our services.

Online companies focused on real estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include HomeGain, Homes.com, Homestore, ServiceMagic and IAC/InterActiveCorp and its LendingTree business, which includes Domania.com and RealEstate.com, all of which have established web sites and compete or may compete for real estate agent advertising expenditures. There has been recent press speculation that Homestore, one of the largest Internet real estate sites, may enter into the lead generation business.

Consolidation driven by online service providers involved in the real estate industry and Internet media companies could create more potent competitors. For instance, IAC/InterActiveCorp recently acquired ServiceMagic, an online home services marketplace. Increased consolidation among online service providers in the residential real estate industry could result in additional competitors that have significantly greater resources or greater brand recognition than we do, and that are able to provide a broader and more attractive suite of products to real estate agents than we can.

Real estate brokerage firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms or other brokerage firms may become direct competitors. A significant percentage of residential real estate agents are affiliated with large national or regional brokerage firms. These brokerage firms, or smaller independent brokerage firms, may decide to provide their agents with a service offering or suite of service offerings similar to ours at a lower cost or free of charge, or attempt to restrict the ability of their agents to use our services.

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; reputation, reliability and trust; quality of web site, including features, functionality and information; convenience; and delivery performance. Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict.

Technology and Infrastructure

We have built a proprietary, feature-rich set of systems to interact with consumers, provide our suite of services to real estate agents and manage our business.

HouseValues.com and JustListed.com. These web sites, in combination with our lead management system, interact with thousands of Internet-enabled consumers every day and automatically distribute leads from prospective home buyers and sellers to agent customers. We have built advanced tracking and testing systems into HouseValues.com and JustListed.com so that we can monitor visitor conversion metrics.

Lead management system. Our lead management system is a geography-targeted, business-rule driven system that manages and distributes leads to agent customers. This system allows us to monitor lead inventory and aids in the optimization of media spend.

Direct marketing system. This system directs potential agent customers to the appropriate sales staff. The sales team has a real-time view of available lead inventory in every neighborhood in the country and closes sales utilizing an online order form. Orders are confirmed and entered into our customer billing system, which is integrated directly with our accounting system, enabling us to automatically calculate and track revenue. In our back office, we have real-time reporting capability about critical aspects of our business and our interactions with customers.

Our systems are built primarily on Microsoft .Net technology. These systems are hosted in a co-location facility in Seattle, Washington. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We currently have one trademark registered in the United States and applications for 17 additional marks are pending in the United States and Canada for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our web sites and our proprietary technologies although to date we have not registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technology.

Protecting our intellectual property rights could be costly and time-consuming. From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, and our ability to compete.

Government Regulation

Our business is subject to various laws and regulations relating to Internet commerce and telemarketing, as well as federal and state laws and regulations relating to real estate matters.

Regulation relating to Internet commerce. Several jurisdictions have recently proposed or adopted privacy-related laws that restrict or prohibit unsolicited email solicitations, commonly known as “spam,” and that impose significant penalties for violations. One of these laws, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with sending commercial email. The language of CAN-SPAM contains ambiguities. In addition, certain implementing rules have not yet been promulgated, and key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices and affect features of our Market Leader system and other services we offer or may offer. In addition, states continue to pass legislation regulating email communications and Internet advertising. Some provisions of these laws are ambiguous and have not been interpreted by the courts. These laws may affect our ability to communicate with customers and consumers in a cost-effective manner, and the violation of these laws may result in penalties or damage to our reputation.

In addition, it is possible that laws and regulations relating to Internet commerce may be adopted with respect to issues such as user privacy, freedom of expression, pricing, content and quality of services, taxation, advertising, intellectual property rights and information security. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated actions regarding the manner in which personal information is collected from users by online companies and provided to third parties. The adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our services.

Telemarketing laws. Both federal and state laws regulate the practice of telemarketing. All 50 states have enacted some form of telemarketing law. In particular, the federal government and a significant number of states have implemented “do not call” lists. In addition, a number of states require telemarketers to register with the state and post a bond, prohibit automated systems and recorded messages, impose disclosure requirements upon sales calls, and require written sales contracts for certain telemarketing transactions. Many of these laws at both the federal and state level contain exceptions for calls to other businesses, calls by businesses that are already regulated by another governmental agency, and calls that do not culminate in a sale during the telephone call. We are subject to certain of these laws, and our failure to register in a jurisdiction where we are required to do so could subject us to penalties, limit our ability to market our services and hamper our ability to enforce contracts in these jurisdictions.

State real estate regulation. Real estate licensing laws vary from state to state, but generally a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker’s license. In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. This officer-broker is responsible for the real estate operations within the state, and the corporation acts through this individual. Holders of real estate licenses must follow the state’s real estate licensing laws and regulations. These laws and regulations prescribe minimum duties and obligations of the license holders to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record-keeping requirements, trust fund handling, agency representation, advertising regulations and fair housing requirements. Most states currently have an exception from brokerage licensing requirements with respect to referrals that originate from a broker licensed in a different state, provided that the referral is made to a broker or agent licensed in that state. We currently hold a corporate real estate broker’s license in the State of Washington and intend to obtain licenses in other states that we determine are necessary for our business. Although we actively work to ensure we are in compliance with state real estate licensing laws and regulations, regulations and their interpretation are subject to change and we cannot assure you that we are, and will remain at all times, in full compliance with such regulations and may be subject to fines or penalties in the event of any non-compliance.

Federal real estate regulation. In addition to state regulations, there are federal laws and regulations that govern the real estate industry. The principal applicable federal regulations include the Real Estate Settlement Procedures Act (RESPA) and federal fair housing laws. RESPA is intended to reduce the settlement costs associated with buying and selling real estate. While RESPA has broad-reaching impact on a variety of services associated with the purchase or sale of real estate, including lending, title insurance and settlement services, its principal application to the real estate brokerage business is to limit payment of referral fees. Nonetheless, RESPA expressly permits payments pursuant to cooperative brokerage and referral arrangements or agreements between real estate agents and brokers. In addition, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or facilities furnished or the services performed, excluding the value of any referrals that may be provided in connection with such goods, facilities or services. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or providing brokerage services. We believe that the federal fair housing laws have limited applicability to our current business activities.

Employees

As of December 31, 2004, we had 266 employees, all of whom are based in our corporate headquarters in Kirkland, Washington. None of our employees is covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Factors That May Affect Our Business, Financial Condition and Future Results

We have a limited operating history, our business model is new and evolving and our future operating results are unpredictable.

We were formed in May 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. There is little significant historical basis to assess how we will respond to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development.

The success of our business model depends on our ability to attract new and retain existing agent customers and to efficiently generate leads from consumers visiting our web sites. Any failure to execute this strategy could harm our business. Our business model is relatively new and unproven and is still evolving. For example, we originally sold leads generated by visits to our HouseValues site to agent customers under an exclusive territory sales model, pursuant to which an agent customer received on an exclusive basis every lead we generated in his or her designated territory. We transitioned from the exclusive territory sales model in the second quarter of

2004, and began selling bundles of exclusive leads to one or more agent customers in a specific geographic area. If our agent customers are unsatisfied with this shift in our sales model, or with other changes we make as our business evolves, they may choose not to extend their contracts for our services.

We expect that we will continue to increase our expenses, in particular within sales and marketing, as we seek to expand our business. We cannot assure you that our strategies for growth will be successful or that our revenues will increase sufficiently to maintain our current margins or profitability on a quarterly or annual basis.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of agent customer adoption and retention, the cyclical nature of the real estate industry, variability in interest rates and other factors outside of our control. In addition, our expenses may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. We believe that period-to-period comparisons of our past operating results may not be good indicators of our future performance and should not be relied on to predict the future performance of our stock price. For example, we launched our JustListed.com business in January 2004 and experienced rapid revenue growth during 2004 as a result. We do not expect that we will be able to sustain this revenue growth rate in future quarters as our business matures and the rate of customer growth declines.

It is possible that in the future our operating results will not meet the expectations of investors, causing the market price of our common stock to decline. In the past, companies that have experienced decreases in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us could result in substantial costs and divert our management’s attention from other business concerns.

We may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. All of our services, including online lead generation, online prospect management and agent coaching and training are provided separately by other companies, and it is possible that one or more of these companies, or a new market entrant, could adopt a business model that competes directly with us.

Our current and potential competitors include:

Traditional sellers of advertising to real estate professionals. We compete with traditional sellers of advertising, including local and regional newspapers, local magazines, and “rack” publications advertising homes for sale, for a share of the marketing dollars that residential real estate professionals spend to attract prospective home buyers and sellers. Real estate professionals may continue to view traditional advertising sources as the most effective means to reach prospective home buyers and sellers, leading to a lack of demand for our services. If we fail to persuade these agents to spend marketing dollars on our services, our business and operating results will suffer.

Internet media companies. We compete with large Internet media companies, such as AOL, Google, MSN and Yahoo! for residential real estate agents’ marketing dollars. Some of the large Internet media companies are currently developing enhanced search products, including search products that would allow a user to find real estate related search results in a specific city or geographic area. If their existing or new products become a cost-effective way for real estate agents to generate leads, these products may become an attractive alternative to our services, which could decrease demand for our services or increase our online lead generation costs. Additionally, these companies, on which we rely in part for our own advertising and lead generation needs, may develop or acquire products and services that compete directly with our services. There has been recent press speculation that HomeStore, one of the largest Internet realestate sites, may enter into the lead generation business.

Online companies focused on real estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include HomeGain, Homes.com, Homestore, ServiceMagic and IAC/InterActiveCorp and its LendingTree business, which includes Domania.com and RealEstate.com, all of which have established web sites and compete or may compete for real estate agent advertising expenditures.

In addition, consolidation driven by online service providers involved in the real estate industry and Internet media companies could create more potent competitors. For instance, IAC/InterActiveCorp recently acquired ServiceMagic, an online home services marketplace. Increased consolidation among online service providers in the residential real estate industry could result in additional competitors that have significantly greater resources or greater brand recognition than we do, and that are able to provide a broader and more attractive suite of services to real estate professionals than we can.

Real estate brokerage firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms and other brokerage firms may become direct competitors. A significant percentage of residential real estate agents are affiliated with large national or regional brokerage firms. If these brokerage firms, or smaller independent brokerage firms, decide to provide their agents with a service offering or suite of service offerings similar to ours at a lower cost or free of charge, or if they attempt to restrict the ability of their agents to use our services, demand for our services by real estate agents could decrease.

Many of our existing and potential competitors have longer operating histories, greater name recognition, greater technological capabilities and greater financial, sales, marketing and human resources than we do. These competitors could:

•	develop services that are as effective as or superior to our services or that achieve greater market acceptance than do our services;

•	devote greater resources to marketing or selling their services;

•	make more attractive offers to potential agent customers or otherwise more effectively attract real estate professionals;

•	withstand price competition more successfully than we can;

•	provide services similar to ours at no additional cost by bundling them with their other product and service offerings;

•	make more attractive offers to existing and potential employees than we do;

•	more effectively negotiate third-party arrangements; and

•	take advantage of investments, acquisitions or other opportunities more readily than we can.

Any failure to increase the number of our customers would harm our business.

Our growth depends in large part on increasing the number of our agent customers. However, prospective agent customers may not be familiar with our services and may be accustomed to using traditional methods of advertising and marketing. To attract more customers, we must convince real estate professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire more agent customers or that our future sales efforts will be effective. If we reach the point at which we have attempted to sell our services to the majority of residential real estate agents in the United States, our ability to further increase the number of agent customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate agents that are actively engaged in the industry during any particular period.

Any failure to retain agent customers could harm our business.

Our ability to retain agent customers will depend, in part, on our ability to generate leads from prospective home buyers and sellers in quantities demanded by our customers. In addition, our success will depend on our ability to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of agent customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost-effective basis. Our customer contracts require us to deliver a guaranteed minimum number of leads per month to each agent customer. We occasionally fail to deliver the number of leads we are required to deliver to a customer in a given month. For example, during the three months ended December 31, 2004, we were unable to deliver approximately 1.3% of our total lead obligations to customers. When we fail to deliver leads, we often will give our agent customers a discount on future services. These discounts totaled approximately $360,000 and $435,000 for the years ended December 31, 2003 and 2004, respectively. If we regularly fail to deliver the number of leads we are required to deliver to a customer, that customer will likely become dissatisfied with our services. In addition, if we do not maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, agent coaching and training offerings, or if agent customers are dissatisfied with the quality of the leads that we provide, our agent customers may choose not to extend their contracts for our services.

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions or dissatisfaction with our services. Our average monthly churn rate for 2004 was 6.2%. We calculate “average monthly churn” by dividing the number of customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Average monthly churn for 2004 is an average of the quarterly churn rates in the year.

We cannot accurately predict how long agents will remain customers. If our churn rate increases, our revenue will decline and our business will suffer.

We have experienced rapid growth which we may not be able to successfully manage.

We have experienced rapid growth in our revenues, expenses and employee headcount. Since October 2003, we have added a number of key managerial, technical and operations personnel, including our Chief Operating Officer, Chief Financial Officer and Vice President of Sales, and we expect to add additional key personnel in the near future. In addition, our overall employee base has grown from 107 employees as of December 31, 2002 to 266 employees as of December 31, 2004. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.

To manage the anticipated continued growth of our operations and personnel, we will need to further expand our finance, accounting, administrative, sales and operations staff. We cannot assure you that management will be able to hire, train, retain, motivate and manage required personnel. If we are unable to manage growth effectively, our business could be harmed.

We are evaluating our system of internal controls over financial reporting and making enhancements where appropriate, which may require significant resources.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are in the process of instituting changes to our internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which require management and our auditors to evaluate and assess the effectiveness of our internal controls. Implementing these changes may take a significant amount of time, money, and management resources and may require specific compliance training of our directors, officers and other personnel. We are continuing to evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. Given the potential significance of resources required for compliance, we cannot assure you that we will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective.

We rely almost entirely on advertising to generate leads for agent customers.

We rely on advertising to attract prospective home buyers and sellers to our web sites and to generate leads. We advertise primarily through online media and television commercials.

Risks associated with online advertising. We rely on online media to attract a significant percentage of the prospective home buyers and sellers visiting our web sites. Prices for online advertising could increase as a result of increased demand for advertising inventory, which would cause our expenses to increase and could result in lower margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could increase, the number of leads we generate could decrease and our revenues or margins could decline.

Risks associated with television advertising. Television advertising rates depend on a number of factors, including the strength of the national economy and regional economies and the strength of certain industries that advertise frequently. Advertising rates are also subject to cyclical and seasonal fluctuations; for example, rates tend to be higher in election years and during major sporting events. If television advertising prices increase significantly, in the absence of more efficient ways to generate leads, our marketing expenses will also increase, which would harm our results of operations.

As the number of leads that we are required to deliver has increased, we have increased the levels of advertising to meet those requirements. We cannot assure you that increases in advertising will result in increases in leads. If the effectiveness of our advertising declines, our business will suffer.

Our business depends on the real estate industry, which is cyclical.

The success of our business depends on the health of the residential real estate market, which historically has been subject to economic cycles. An economic slowdown or recession, adverse tax policies, lower availability of credit, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks or the public perception that any of these conditions may occur could decrease demand for residential real estate. Trends in the real estate industry are unpredictable; therefore, our operating results, to the extent they reflect changes in the broader real estate industry, may be subject to significant fluctuations.

A sustained increase in interest rates could result in decreased use of our services by prospective home buyers and sellers and real estate professionals.

The amount of a homeowner’s monthly mortgage payment is significantly dependent on interest rate levels. Interest rates have begun to rise from their recent historical lows and many economists predict that interest rates will continue to rise in the near future. Increases in interest rates could make housing less affordable and negatively affect the housing market, which could decrease consumer interest in the services offered through our web sites. A decrease in demand for residential real estate or a decrease in housing affordability could result in a decrease in the number of active real estate professionals and a decrease in the amount these agents are willing to spend on services such as ours.

Our business depends on the continued adoption and use of the Internet and email by real estate professionals.

Our business model relies on the adoption and ongoing use of the Internet and email by real estate professionals. We believe many real estate professionals still rely primarily on other forms of communication, such as telephones, mobile phones, fax machines and mail service, to communicate with clients. A broader population of real estate professionals must adopt the Internet and email in their businesses for us to significantly expand our business and increase our revenues.

Prospective home buyers and sellers may be reluctant to sign up for our services due to general privacy concerns.

Concern among prospective home buyers and sellers regarding our use of personal information collected on our web sites, such as email addresses, home addresses and geographic preferences, could keep them from using our web sites and thereby reduce the number of leads we generate. Industry-wide events or events with respect to our web sites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our web sites to conduct transactions that involve the transmission of confidential information, which could harm our business.

We collect personally identifiable information from prospective home buyers and sellers and evaluate the use of our Market Leader prospect management system by agent customers, which could result in additional costs or claims.

We rely on the collection, use and disclosure of personally identifiable information from prospective home buyers and sellers and from agent customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our web sites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. In addition, concern among real estate professionals or potential home buyers or sellers about our privacy practices could keep them from using our services and require us to alter our business practices or incur significant expenses to educate them about how we use this information. In accordance with our privacy policy, in certain instances we have provided personally identifiable information about potential home buyers and sellers to third parties for purposes of analyzing our audience demographics, audience size and other audience characteristics, such as the pages web users spend the most time viewing on our site, the times of day or night that users visit our site, and the order in which users navigate through our site.

The value of our services could be diminished if anti-spam software filters out emails we send.

Our Market Leader prospect management system includes a feature that automatically sends out personalized email messages to prospective home buyers and sellers on behalf of agent customers. In addition, we send a large amount of email to real estate professionals as part of our agent customer acquisition strategy, some of which is unsolicited. In the past, anti-spam software used by Internet service providers and personal computer users has filtered out these email messages as unsolicited email, or “spam.” If this problem persists or becomes more pervasive, the value of our Market Leader system to agent customers, and our ability to attract new agent customers, could be reduced, both of which would harm our business. In addition, it is possible that we may not currently or in the future fully comply with anti-spam legislation, and any failure to comply with such laws could result in penalties or damage our reputation.

Our JustListed service is enhanced by our access to real estate multiple listing services provided by third parties that we do not control.

In selected markets, including most of the major metropolitan markets in the United States, we provide JustListed agent customers with a feature that allows them to automatically email their prospective clients information about newly available homes that meet the prospective clients’ criteria. This automated feature works only in markets in which our subsidiary, Soar Solutions, has a relationship with the local multiple listing service, or MLS. Listings must be sent manually by an agent customer in markets in which Soar Solutions does not have MLS relationships. Soar Solutions’ agreements with MLSs to display property listings have short terms, or can be terminated by the MLSs with little notice. The success of our JustListed service depends in part on our continued ability to provide agent customers with an automated listing email tool and our ability to expand access to the tool in markets in which it is not currently available.

Decreases in agent acquisition or retention may not be immediately reflected in our operating results.

The effect of significant decreases in the number of active agent customers may not be fully reflected in our results of operations until future periods. Much of the revenue we report in each quarter is from agreements entered into during previous quarters. Consequently, a decline in new customer contracts or an increase in cancellations in any one quarter will not necessarily be fully reflected in the revenue reported until the following quarter and may negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure in a timely manner to reflect these reduced revenues.

If we fail to comply with the various laws and regulations that govern the real estate industry, our business may be harmed.

Our business is governed by various federal, state and local laws and regulations governing the real estate industry, including the Real Estate Settlement Procedures Act (RESPA), the Fair Housing Act, state and local real estate broker licensing laws, federal and state laws prohibiting unfair and deceptive acts and practices, and federal and state advertising laws. We may not have always been and may not always be in compliance with each of these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses, indemnification liability to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liability.

Due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain real estate brokerage licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. Currently, we maintain a real estate brokerage license in the state of Washington and intend to obtain licenses in other states that we determine are necessary for our business. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate brokerage license in that state in order to receive payments or commissions from real estate agents, or if we lose the services of a designated broker, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or replace the designated broker. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets or continue to operate in one or more of our current markets.

Changes in real estate laws and regulations and the rules of industry organizations could restrict our activities, significantly increase our compliance costs and result in increased competition.

States, regulatory organizations and industry participants could enact legislation, regulatory or other policies in the future that could restrict our activities or significantly increase our compliance costs. Moreover, the provision of real estate-related services over the Internet is a new and evolving business, and legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives governing the conduct of our business. If new laws or regulations are adopted, or regulatory interpretations are changed, we may be subject to additional legal requirements and incur significant compliance costs, and we could be precluded from certain activities. In addition, federal banking regulators have proposed to include real estate brokerage as an activity that is “financial in nature,” a definitional change that would permit major financial institutions to enter the real estate brokerage business. Because national banks are already explicitly permitted to engage in web-linking activities, if this proposal is finalized, we could face competition from significant, well-capitalized competitors.

We may be limited in the way in which we market our business or generate revenue by federal law prohibiting referral fees in real estate transactions.

RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service, including real estate brokerage services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services. Notwithstanding these prohibitions, RESPA expressly permits payments pursuant to cooperative brokerage and referral arrangements or agreements between real estate agents and brokers. In addition, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or facilities furnished or the services performed, excluding the value of any referrals that may be provided in connection with such goods, facilities or services. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, and civil and criminal liability.

There has been limited guidance by the appropriate federal regulator or the courts regarding the applicability of RESPA to online marketing relationships or real estate services, such as those we provide. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business.

Acquisitions we may undertake may be unsuccessful and may divert our management’s attention and consume significant resources.

We may selectively acquire other businesses, product lines or technologies. The successful execution of an acquisition strategy will depend on our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	dependence on unfamiliar affiliates and partners;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	reduction or replacement of the sales of existing services by sales of products or services from acquired lines of business;

•	responsibility for the liabilities of acquired businesses;

•	inability to maintain our internal standards, controls, procedures and policies; and

•	potential loss of key employees of the acquired companies.

In addition, if we finance or otherwise complete acquisitions by issuing equity or convertible debt securities, our existing shareholders may be diluted. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. Failure to manage and successfully integrate acquired businesses could harm our business.

We depend on key personnel and cannot assure you that these employees will continue to stay with us.

We depend on our executive officers as well as key sales, technology and other personnel. We employ our executives and key employees on an at-will basis, even if they have employment contracts with us. Furthermore, although we have purchased a key-person life insurance policy for our Chief Executive Officer, we have not purchased key-person life insurance policies for any of our other executive officers or key personnel. Competition for qualified employees is intense in our industry, and the loss of substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could harm our business.

We rely on our sales force to sell our services and increase revenue. Failure to attract and provide incentives for qualified sales personnel may harm our business.

Our sales force has grown rapidly since inception and we expect our sales force to continue to expand as our business grows. We have high productivity standards for our sales personnel, which in the past has resulted in relatively high turnover. This turnover has required us to expend a substantial amount of time and money to replace sales persons as we expand our business. Competition for qualified sales personnel is intense. Any failure to attract, retain and motivate a sufficient number of qualified sales personnel could impair our ability to generate new customers, which would harm our business.

Our business could be harmed by the actions of third parties over whom we have little or no control.

Prospective home buyers and sellers could make a claim against us for the actions of an agent customer over whom we have little or no control. We do not conduct any due diligence or background checks on new agent customers or seek information regarding their credentials. We may be liable for content provided by agent customers that is posted on or disseminated through our web sites. Our insurance may not be adequate to cover us for these liabilities, and, to the extent not covered by insurance, these liabilities could reduce our margins and harm our business.

Our brand could be harmed if agent customers do not provide quality service to prospective home buyers and sellers.

We rely on agent customers to promote our brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of agent customers. If agent customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our Market Leader System to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

Any efforts to expand into new lines of business may not be successful, or may take longer than expected to complete.

Recently, we expanded our business into an area related to the residential real estate industry, the residential mortgage services industry, in which we have only limited experience. This initiative, and other initiatives we may pursue outside of the residential real estate industry may not be successful or the anticipated benefits may take longer to realize than expected. In addition, we have little or no experience outside of the residential real estate industry, which may result in errors in the conception, structure or implementation of a strategy to take advantage of available opportunities. We cannot assure you that any expansion efforts will be successful.

Our operating results may be subject to seasonality and may vary significantly among quarters during a calendar year.

We are subject to seasonal fluctuations in advertising rates and lead generation. Changing consumer behavior at various times throughout the year affects our advertising expenses. Television advertising is generally more expensive in the second and fourth calendar quarters in connection with network premieres and finales and the holiday season.

While individual markets vary, real estate transaction activity tends to progressively increase from January through the summer months, and then gradually slows over the last quarter of the calendar year. The real estate industry generally experiences decreased activity toward the end of the year, which may result in slower lead generation and lower growth rates. To date, our quarterly revenue growth has masked any seasonality effects; however, seasonality may have a more pronounced effect on our operating results in the future. If seasonality occurs, investors may be unable to predict our annual operating results based on a quarter-to-quarter comparison of our operating results as our business matures.

We may in the future be subject to intellectual property rights claims.

Other companies, including our current or potential competitors, could make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle, and could significantly divert management’s attention from other business concerns.

Our technologies and content may not be able to withstand third-party claims or rights against their use. If we were unable to successfully defend against such claims, we may have to pay damages, stop using the technology or content found to be in violation of a third party’s rights, seek a license for the infringing technology or content, or develop alternative noninfringing technology or content. If we are required to obtain a license for the infringing technology or content, it may not be available on reasonable terms, if at all. In addition, developing alternative noninfringing technology or content could require significant effort and expense. If we cannot license or develop technology or content for any infringing aspects of our business, we may be forced to limit our service offerings. Any of these results could reduce our ability to compete effectively and harm our business.

Our trademarks are important to our business. Other companies may own, obtain or claim trademarks that could prevent, limit or interfere with our use of trademarks. If we were unable to use these trademarks, our business would be harmed and we would need to devote substantial resources toward developing different brand identities.

Third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold one registered trademark and have sought registration for 17 additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents and have no pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark applications, and any trademarks we may be granted may be successfully challenged by others or invalidated. If our trademark applications are not approved or if our trademarks are invalidated because of prior third-party registrations, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

We regard substantial elements of our web sites, software tools and applications and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization or may develop similar technology independently. We may not be able to detect such infringements or may lose any competitive advantage in the market before we do so. In addition, competitors may design around our technology or develop competing technologies substantially similar to ours. Unauthorized parties may attempt to disclose, obtain or use our technology. Our precautions may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our proprietary information could be unsuccessful and expensive and could divert management’s attention from other business concerns. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights.

We may not be able to protect the web site addresses that are important to our business.

Our web site addresses, or domain names, are important to our business. However, the regulation of domain names is subject to change. We may not be able to obtain or maintain relevant domain names for all the areas of our business. It also may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands.

Increased government regulation of the Internet could force us to change the manner in which we conduct our business.

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. In addition, laws applicable to the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet. Changes in Internet laws and regulations could lead to situations in which we are considered to “operate” or “do business” in states where agent customers conduct their business, resulting in potential claims or regulatory action. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations, our business could be harmed.

Changes in government regulation of advertising and customer solicitation could affect our business.

We rely on various marketing channels, such as email and other telecommunications means, to reach real estate professionals and prospective home buyers and sellers. The laws governing marketing and advertising continue to evolve and we may be subject to restrictions that limit our ability to continue to operate or expand our business and result in legal claims or government action. For example, several jurisdictions have recently proposed or adopted privacy-related laws that restrict or prohibit unsolicited email, commonly known as “spam,” and that impose significant monetary penalties for violations. One of these laws, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with sending commercial email. The language of CAN-SPAM contains ambiguities. In addition, certain implementing rules have not yet been promulgated, and key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices and affect features of our Market Leader system and other services we offer or may offer. In addition, states continue to pass legislation regulating email communications and Internet advertising. Some provisions of these laws are ambiguous and have not been interpreted by the courts. These laws may adversely affect our ability to market our services to real estate industry participants in a cost-effective manner and the violation of these laws may result in penalties or damage our reputation.

Our sales activities are or may in the future be subject to laws regulating telemarketing, which could subject us to penalties or limit our ability to market our services.

Both federal and state laws regulate the practice of telemarketing. All 50 states have enacted some form of telemarketing law. In particular, the federal government and a significant number of states have implemented “do not call” lists. In addition, a number of states require telemarketers to register with the state and post a bond, prohibit automated systems and recorded messages, impose disclosure requirements upon sales calls and require written sales contracts for certain telemarketing transactions. We are subject to certain of these laws, and our failure to register in a jurisdiction where we are required to do so could subject us to penalties, limit our ability to market our services and hamper our ability to enforce contracts in these jurisdictions.

We may have to pay additional state taxes on our revenues for past years and for future periods.

We are currently the subject of an audit by the Washington State Department of Revenue. In September 2004, the Washington State Department of Revenue asserted that we may owe $660,000 in unpaid business and occupation taxes through December 31, 2003. If the assessment methodology asserted by the state were to apply to our revenues through December 31, 2004, we may be required to pay between $1.6 million and $1.9 million. As of December 31, 2004, we had accrued $1.6 million for the potential exposure related to issues raised by this audit. Furthermore, we may be required to record additional charges to operations in future periods. Depending on the outcome of the audit and our challenges to it, we may be required to pay past taxes, as well as possible additional penalties and interest.

Any failure of our technology to perform satisfactorily could result in lost revenue, damage to our reputation and expenditure of significant resources.

Our technology is relatively new and complex and may in the future be subject to errors, defects or performance problems. In addition, we may encounter problems when we update our technology to expand and enhance its capabilities. Our technology may malfunction or suffer from defects that become apparent only after further use. Furthermore, our services could be rendered unreliable or be perceived as unreliable by agent customers or prospective home buyers and sellers. In such instances, we would need to expend significant resources to address these problems, and may nonetheless be unable to adequately remedy these problems. These problems could result in lost revenue and damage to our reputation.

Sustained or repeated system failures could significantly impair our operations and lead to customer dissatisfaction.

The continuous and uninterrupted performance of our systems is critical to our success. Our operations depend on our ability to protect these systems against damage from fire, power loss, water, earthquakes, telecommunications failures, viruses, vandalism and other malicious acts and similar unexpected adverse events. Agent customers and prospective home buyers and sellers may become dissatisfied by any system failure that interrupts our ability to provide our services to them.

Our services substantially depend on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our operations depend on our ability to maintain and protect our computer systems, located at our headquarters in Kirkland, Washington and at a co-location facility operated by a third party in Seattle, Washington. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could harm our business.

Our reputation and customer service offerings may be harmed by security breaches.

Unauthorized computer programmers, or hackers, may attempt to penetrate our network security from time to time. A hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our systems and harm our business.

The state of California requires that customers who are residents of California be notified if a security breach results in the disclosure of their personal financial account or other information. Other states are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If such notice is required in the future, our business and reputation could be harmed.

If we do not have access to additional funds on acceptable terms, we may be unable to continue to expand our business or service offerings.

To pursue our current and future business plans, we may choose to seek additional funding through public or private financings, including equity financings, and through other arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced and these securities might have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our operations.

Accounting for employee stock options using the fair value method could significantly reduce our net income.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees effective for the first reporting period beginning after June 15, 2005.

We recorded deferred stock-based compensation to the extent that the reassessed value for accounting purposes of the stock on the date of grant exceeded the exercise price of the option. We recognize compensation expense as we amortize the deferred stock-based compensation amounts on a straight-line basis over the related vesting periods. If we had used the fair value method of accounting for stock options granted to employees prior to December 31, 2004 using a Black-Scholes option valuation formula, our net income would have been approximately $88,000 and $182,000 less than reported in the years ended December 31, 2003 and 2004, respectively. When we are required to record compensation expense related to stock option using the fair value method mandated by SFAS 123R, we could have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options.

Substantially all of our cash and cash equivalents on deposit exceed federally insured limits and are subject to the risk of loss.

We maintain cash and cash equivalents in accounts with three major financial institutions in the United States, in the form of demand deposits, certificates of deposit and money market accounts. We may not be able to recover funds on deposit that exceed federally insured limits in the event these funds are lost due to a failure of these financial institutions or otherwise. As of December 31, 2004, substantially all of our cash and cash equivalents on deposit exceeded the federally insured limits for such deposits.

ITEM 2: PROPERTIES

We lease approximately 64,256 square feet of office space for our corporate headquarters in Kirkland, Washington. The lease commenced in December 2004 and has a six-year term at an average base rent rate of approximately $700,000 per year, with defined periodic escalations of approximately $32,000. This initial lease term expires in 2010, and there is an option for a five-year renewal.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HouseValues did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2004.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

HouseValue’s common stock is traded on the NASDAQ National Market. The following table reflects the range of high and low common stock sales prices for the period that our stock was traded during the fourth quarter, December 10 to December 31, 2004 as reported by the NASDAQ National Market.

	High	Low
December 10 to December 31, 2004	$18.01	$14.25

Holders

At February 23, 2005 there were approximately 101 holders of record of our Common Stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

On March 20, 2003, we paid a cash dividend in the aggregate amount of $3 million, or $0.1645 per share, to holders of record of our outstanding capital stock as of March 6, 2003, distributed on a pro rata basis.

We do not anticipate paying additional cash dividends on our capital stock in the foreseeable future and intend to retain all available funds and any future earnings for use in the operation and expansion of our business.

Use of Proceeds

Our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-118740), relating to our initial public offering of common stock, $0.001 par value, was declared effective by the Securities and Exchange Commission on December 9, 2004. Pursuant to the registration statement, we registered and sold 4,166,667 shares of common stock at $15.00 per share. Total proceeds of the offering, less expenses and underwriting discounts and commissions, were $56,119,000.

As of December 31, 2004, offering proceeds were held in highly liquid investments, in the form of money market funds.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statements of Income Data:
Revenues	$1,600	$11,224	$21,748	$25,103	$47,691
Expenses:
Sales and marketing	2,419	6,336	11,031	11,485	22,603
Technology and product development	513	983	1,240	2,024	3,750
General and administrative	930	2,434	3,758	4,639	7,679
Depreciation and amortization of property and equipment	36	209	479	728	950
Amortization of intangible assets	5	12	15	298	895
Stock-based compensation	81	130	128	84	505

Total expenses	3,984	10,104	16,651	19,258	36,382

Income from operations	(2,384)	1,120	5,097	5,845	11,309
Interest income (expense) and other, net	(208)	30	65	72	199

Income before income tax expense (benefit)	(2,592)	1,150	5,162	5,917	11,508
Income tax expense (benefit)	—	(427)	1,758	2,143	4,050

Net income (loss)	(2,592)	1,577	3,404	3,774	7,458
Redeemable convertible preferred stock dividends	—	—	—	(1,138)	—

Net income (loss) available to shareholders	$(2,592)	$1,577	$3,404	$2,636	$7,458

Per share data:
Net income (loss) per share:
Basic	$(0.23)	$0.09	$0.19	$0.21	$0.39

Diluted	$(0.23)	$0.08	$0.17	$0.18	$0.34

Cash dividends	$—	$—	$—	$0.16	$—

Reconciliation of GAAP Measurement to EBITDA (1):

Net income (loss) per share	$(2,592)	$1,577	$3,404	$3,774	$7,458
Less: Interest income (expense) and other, net	208	(30)	(65)	(72)	(199)
Add: Depreciation and amortization of property and equipment	36	209	479	728	950
Amortization of intangible assets	5	12	15	298	895
Stock-based compensation	81	130	128	84	505
Income tax expense (benefit)	—	(427)	1,758	2,143	4,050

EBTIDA (1)	$(2,262)	$1,471	$5,719	$6,955	$13,659

	December 31,
	2000	2001	2002	2003	2004
Balance sheet data:
Cash, cash equivalents and short-term investments	$1,084	$2,330	$6,071	$7,181	$74,878
Working capital	929	2,651	5,615	5,196	69,376
Total assets	1,841	4,233	8,240	10,517	84,564
Total liabilities	390	876	1,347	2,619	9,964
Redeemable convertible preferred stock	3,990	4,185	4,185	4,185	—
Total shareholders’ equity (deficit)	$(2,539)	$(828)	$2,708	$3,713	$74,600

(1)	EBITDA is a non GAAP financial measure provided as a complement to results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “EBITDA” refers to a financial measure that is defined as earnings before net interest, income taxes, depreciation and amortization. EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to EBITDA as reported by other companies. We believe EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate the operating performance of our operations. The components of EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance, and we also use EBITDA for planning purposes and in presentations to our board of directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the Company’s actual results include, but are not limited to those discussed in “Additional Factors that May Affect our Business, Financial Condition and Future Results” contained herein. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of today’s date and the Company assumes no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

We provide an innovative service offering that enables residential real estate professionals to capture, cultivate and convert leads into closed transactions. Our integrated offering combines leads generated from our HouseValues.com and JustListed.com web sites with our online prospect management system and personalized coaching and training to help agent customers increase lead conversion.

We were founded in May 1999 and began offering our HouseValues service in September 1999. During 2001 and 2002, we introduced our offering across various parts of the United States, targeting major metropolitan areas, and in January 2004 we launched our JustListed service. We have been profitable and cash flow positive since the end of 2001.

On December 9, 2004, we completed our initial public offering and our stock commenced trading on December 10, 2004. We sold 4,166,667 shares of common stock and selling shareholders sold 2,083,333 shares at $15.00 per share. We received net proceeds of approximately $58.1 million (after underwriters’ discounts of $4.4 million). We incurred expenses of approximately $2.0 million related to the initial public offering.

Our revenues and customer base have grown in each year since inception, and have grown with particular rapidity during the year ended December 31, 2004. The key factors that have influenced our growth in revenues and expenses are:

•	the expansion of our marketing efforts to include national television advertising in 2002 and online advertising in the fourth quarter of 2002, complementing our existing local television advertising;

•	the acquisition of Soar Solutions, Inc., a real estate services company, in June 2003;

•	the addition of key management personnel in 2003 and 2004;

•	the expansion of our sales force in 2003 and 2004; and

•	the launch of our JustListed service in January 2004.

Our ability to increase revenues will depend primarily on our ability to increase the number of residential real estate professionals who use our services. Accordingly, we intend to continue to make investments in sales and marketing and improve and expand our services.

How We Generate Revenues

We generate substantially all of our revenues by charging agent customers a monthly fixed fee for our suite of services, which includes a monthly bundle of exclusive leads on prospective home buyers or sellers, our

Market Leader system and our coaching and training programs. These fees constituted substantially all of our revenues in 2002, 2003 and 2004.

We base our fees on the number of leads that we commit to deliver to a particular customer and a number of local demographic factors. Monthly fees for our HouseValues and JustListed services from agent customers range from $99 for a single bundle of leads in a rural area to several thousand dollars for multiple bundles of leads in a major metropolitan area.

We originally sold leads generated by visits to our HouseValues.com web site to agent customers under an exclusive territory sales model, pursuant to which an agent customer received on an exclusive basis every lead that we generated in his or her designated territory. As our business evolved, we determined that we were frequently able to generate substantially more leads in specific territories than agent customers, who had exclusive rights to those territories, were able to service or were willing to pay for. As a result, in an effort to capitalize on more of the leads that we generate, in the second quarter of 2004, we transitioned from the exclusive territory sales model and began selling bundles of exclusive leads to one or more agent customers in a specific geographic area. We no longer sell leads under the exclusive territory sales model, but have allowed and continue to allow, customers with exclusive territory contracts to renew exclusive rights to our leads within their respective territories. At renewal we may charge an increased price to maintain this exclusive feature. While certain agent customers have expressed dissatisfaction with these shifts in our sales model, to date, we have not observed any material negative revenue trends as a result. Leads from JustListed.com have been sold as bundles of exclusive leads since the launch of the JustListed service in January 2004.

In June 2003, we acquired all of the outstanding stock of Soar Solutions in exchange for cash of $985,000, additional cash of $525,000 subject to achieving certain performance standards, 200,000 shares of restricted common stock subject to vesting upon achieving certain performance standards and an additional earn-out arrangement equal to 5% of the revenue, net of any reserve for bad debt, attributable to our services that incorporate the eMLS feature described below for the 10 quarters ending March 31, 2006, with no cap on the amount payable pursuant to the earn-out. Through December 31, 2004, the aggregate cash and non-cash purchase price recognized in connection with the Soar acquisition was $2,401,000 and $573,000, respectively. Although the primary purpose of this acquisition was to acquire certain vendor agreements and customer relationships, we also acquired a tool to enhance Market Leader. Soar Solutions’ primary service was called eMLS, which Soar Solutions sold to its customers for approximately $49 per month. Following the acquisition, we began providing the eMLS service to our customers that use Market Leader. We continue to provide this service to Soar Solutions legacy customers under their original customer agreements.

The remainder of our revenue is derived from initial set-up fees, sales of surplus leads to brokers, monthly fees for use of our Market Leader system, the sale of HouseValues branded marketing collateral, such as folders, postcards and yard signs, to agent customers, seminar attendance fees, penalties for early termination of agent customer contracts and advertising, none of which materially affects our operating results. These sources of revenues in the aggregate did not exceed 4% of our revenues for any period presented in this Annual Report on Form 10-K.

Our Expenses

The largest components of our expenses are personnel and marketing costs. Personnel expenses consist of salaries, benefits and incentive compensation for our employees, including commissions for sales people. These expenses are categorized in our statements of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers and real estate agents to our services. The largest component of these expenses consists of advertising designed to increase the number of potential home buyers and sellers who visit our web sites.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in note 1 of the notes to our consolidated financial statements, and of those policies, we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of judgment by our management. Accordingly, we believe the following policies are the most critical for understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We deliver our services under written agreements with agent customers. We define an agent customer as a person who has agreed to pay us a monthly fee for our services. We bill substantially all of our customers by credit card at the beginning of the month in which we provide our services. In accordance with the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, we recognize revenue when the agent customer enters into a written agreement, delivery of services has occurred, the sales price is fixed or determinable and collectibility is probable. We deem that collectibility is probable when the agent customer’s credit card is authorized for payment by the credit card company. For agent customers who default on their payment obligations, we seek to collect internally or through a third-party collection agency. Any fees subsequently collected, including contract termination fees, are recognized as revenue at the time collected.

In certain instances we receive cash in advance for the services being rendered, which is primarily related to agent customer set-up fees. Initial set-up fees are deferred and recognized over the expected life of the agent customer contract.

New agent customers typically agree to initial terms of either six or twelve months, after which time contracts automatically continue on a month-to-month basis unless cancelled by either party. If an agent customer elects to terminate the contract during the initial term, a penalty equal to 50% of the total remaining fees owed is due. Our standard agent customer contract also requires agent customers to maintain certain service standards and participate in certain training and coaching sessions.

Our standard customer contract requires us to deliver a guaranteed average monthly volume of exclusive leads to each customer. Occasionally, we are unable to meet certain lead volume commitments to agent customers. For example, during the three months ended December 31, 2004, we were unable to deliver approximately 1.3% of our total lead obligations to customers. At our discretion, we may provide the agent customer with a one-time or permanent discount on future services according to the terms of the contract and this has been our practice to date. These discounts totaled approximately $360,000 and $435,000 for the years ended December 31, 2003 and 2004, respectively. We record a revenue allowance to reflect these discounts on future services.

Stock-Based Expenses

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25. Under this method, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price.

Fair value is based on our daily market prices. Our registration statement was effective December 9, 2004, and the value of our common stock is now based on our daily market prices. It is our intention to grant employee stock options at the current market price, defined as the average of the high and low price on the date of grant.

Before our common stock was publicly traded, there were two measures of value of our common stock that were relevant to our accounting for equity compensation relating to our compensatory equity grants:

•	The “board-determined value” was the per share value of our common stock determined by our board of directors at the time the board of directors makes an equity grant, taking into account a variety of factors, including, for example, our historical and projected financial results, comparisons with comparable companies, the various risks and uncertainties we face, the liquidity of our common stock and the recent common stock purchase and sale of approximately 37% of our then outstanding capital stock principally between Mark S. Powell, our Chairman, and William Blair Capital Partners VII, QP and William Blair Capital Partners VII, L.P., then unrelated third parties (the “William Blair Transaction”).

•	The “reassessed value” was the per share value of our common stock determined by us in hindsight solely for the purpose of financial accounting for employee stock-based compensation. The reassessed values for accounting purposes are determined based on a number of factors and methodologies, including comparisons of price multiples of our historical and forecasted earnings to certain public companies involved in the same or similar lines of business. Our revenues and earnings growth rates have contributed significantly to the increase in the reassessed values of our shares.

Before our common stock was publicly traded, we granted stock options at exercise prices equal to the value of the underlying stock as determined by our board of directors on the date of option grant. For the year ended December 31, 2004, the average exercise price per share of all stock options granted was $3.15. We record deferred stock-based compensation to the extent that the reassessed value of the stock at the date of grant exceeded the board-determined value.

On April 20, 2004, the William Blair Transaction was consummated at $2.20 per share. We used the William Blair Transaction to reassess for accounting purposes the valuation of our common stock for the year ended December 31, 2003. We did not obtain a contemporaneous valuation from an unrelated valuation specialist during 2003 or 2004, because we believed that the percentage of our outstanding shares being transferred to a then unrelated third party and the aggregate cash consideration paid in connection with the William Blair Transaction was the most reliable indicator of the fair value of our common stock during the relevant period.

Determining the reassessed value of our common stock subsequent to the William Blair Transaction required making complex and subjective judgments. We determined that the use of the market approach, which uses direct comparisons to other enterprises, was the appropriate methodology to use in determining the reassessed value of our common stock for each option grant. Thus, subsequent to engaging investment bankers in July 2004 to assist us with this offering, we considered their input and analyzed factors typically used by investment banks to measure the enterprise value of comparable public companies. As part of our analysis, we considered our historical and projected operating results. In late August 2004, prior to the completion of the June 30, 2004 audited financial statements and prior to the filing of our initial registration statement, we determined a possible anticipated filing range per share in a public offering. In arriving at this anticipated range, we considered a variety of factors, including (a) the evidence of fair value provided by the William Blair Transaction in April 2004, (b) trading multiples for comparable public companies, (c) the absence of specific corporate events that would alter our enterprise value during the months of May and June of 2004, (d) our continued sequential growth in revenues and profitability, (e) the likely timing of a public offering based on an early September filing, and (f) the possibility that a public offering may not be completed given the inherent risks and uncertainties in the marketplace. Using these factors, we increased the reassessed value of our common stock on a monthly basis from the date of the William Blair Transaction to a possible public offering date in late 2004, using the low end of the anticipated range at the date of our initial filing as the endpoint for our calculation. We did not apply any discounts or premiums in this analysis, other than to choose the low end of the anticipated filing range as the endpoint for our calculation, as noted above. This resulted in a reassessed value for May option grants of $2.86 per share and June option grants of $3.53 per share.

In late October 2004, in connection with the completion of our September 30, 2004 audited financial statements and the anticipated filing of the second amendment to our registration statement, we reconsidered our anticipated filing range and determined that we might obtain a range of $10.00 to $12.00 per share. This range was approximately 50% higher than the initial anticipated filing range established in August 2004. In arriving at this revised anticipated range, we considered a variety of factors, including the factors identified above. Internal factors that in particular influenced the increased filing range included the continued growth in our revenues during the quarter ended September 30, 2004, better visibility toward our projected 2005 operating results, the additional capacity for growth of our sales personnel as a result of signing a new lease for our corporate offices and the addition to our management team of Clayton Lewis, our Chief Operating Officer, in September 2004. External factors that in particular influenced the increased filing range were the strong equity market for initial public offerings of technology and Internet companies and significantly enhanced earnings multiples for comparable public companies. For example, a set of comparable public companies used to analyze our possible initial public offering price experienced an increase in median multiples of earnings of 70% during that period.

Considering the above factors, and the fact that all option grants made during the third quarter of 2004 were in close proximity to the initial filing of our registration statement on September 1, 2004, we determined that the reassessed value for all grants in August and September of 2004 was $10.00 per share. We did not apply any discounts or premiums in this analysis, other than to choose the low end of the anticipated filing range as the endpoint for our calculation, as noted above.

Options grants made during the fourth quarter of 2004 prior to our initial public offering have an exercise price of $8.50 per share. For the option grant made on November 3, 2004, the reassessed value was determined to be $12.50 per share based on the anticipated initial public offering filing range of $10.00 to $12.00 per share at that time and increased based on the pricing of our initial public offering at $15.00 per share in December. For options granted on December 7, 2004, the reassessed value was determined to be the initial public offering price of $15.00 per share. Option grants made subsequent to December 9, 2004 were made at the current market price, defined as the average of the high and low price on the date of grant.

As disclosed more fully in note 1 to our audited consolidated financial statements, we granted stock options with exercise prices of $2.20 to $8.50 per share during the 23 months prior to December 9, 2004, the date our initial public offering was priced. Also, we determined that the reassessed value of our common stock for accounting purposes had increased from $2.03 to $15.00 per share during that period.

See “Recent Accounting Pronouncements” for discussion of the requirement to change from the intrinsic method of accounting to the fair value method of accounting for stock options.

Accounting for Intangible Assets and Goodwill

We accounted for the acquisition of Soar Solutions under the purchase method of accounting. We estimated the fair value of the purchased intangible assets based on an internal valuation. The intangible assets included vendor agreements and customer relationships. In connection with the acquisition of Soar Solutions, we entered into an earn-out arrangement equal to 5% of specified gross customer receipts, less certain expenses, through the quarter ending March 31, 2006, payable quarterly. Additionally, 200,000 shares of restricted stock subject to vesting and $525,000 were contingent upon achieving performance milestones. Earn-out payments associated with the Soar acquisition were accounted for as an increase in value of the purchased intangible assets up to a certain limit that was achieved in the second quarter of 2004. Earn-out payments made after the second quarter of 2004 will adjust the amount of goodwill. Purchased intangible assets are amortized over their estimated useful lives of eighteen months to three years. Goodwill is not amortized; however, we assess goodwill for impairment on an annual basis. Based on our initial annual assessment in the fourth quarter of 2004, there was no impairment of the recorded goodwill, which was $948,000 at December 31, 2004.

In December 2004, the Company acquired mapping software from an individual who has become an employee of the company. The company paid $37,500 in cash, agreed to pay $112,500 in future installments provided that certain performance measures are met, issued options to purchase 50,000 shares of common stock and incurred $10,000 of transaction expenses. Because of the contingencies associated with the future installments, additional amounts will be recorded when the contingent consideration is earned and additional amounts are paid. The options granted in connection with the acquisition become exercisable over a two year period and expire after three years in the event the individual ceases his employment with the Company. The options have an exercised price of $15.00 and were valued using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.45%, expected volatility of 100%, average minimum contractual life of 2 years and dividend yield of 0%. Based on these assumptions the fair value of the option grant was approximately $410,000. Prior to payment of any contingent consideration, this intangible asset has been valued at $457,000, and the asset is being amortized over its estimated life of 3 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets and the strategy for our overall business and negative industry or economic trends.

The Impact of Seasonality and Cyclicality

The residential real estate and advertising markets are influenced by seasonality, as well as overall economic cycles. Although to date our results of operations have not been materially affected by these factors, this should not be viewed as indicative of the future impact that one or more of these factors may have on us.

Seasonality

While individual geographic markets vary, real estate transaction activity tends to progressively increase from January through the summer months, and then gradually slows over the last quarter of the calendar year. As a result, we may experience slower lead generation and agent customer adoption toward the end of the year. We are also subject to seasonal fluctuations in advertising rates and lead generation. Television advertising is generally more expensive in the second and fourth calendar quarters in connection with network premieres and finales and the holiday season. To date, our quarterly revenue growth has masked any potential seasonality effects. As our growth slows, seasonality may impact our operating results.

Cyclicality

The success of our business depends on the health of the residential real estate market, which historically has been subject to economic cycles. Although the residential real estate market in the United States generally has experienced sustained growth in the past few years, an economic slowdown or recession, adverse tax policies, lower availability of credit, increases in interest rates from their recent historic lows, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks or the public perception that any of these events may occur could decrease demand for residential real estate. Trends in the real estate market are unpredictable; therefore our operating results, to the extent they reflect changes in the broader real estate industry, may be subject to fluctuation. Although none of these trends or events has had a material impact on our business to date, we have a limited operating history and it is possible that a significant change in one or more of these factors could have a negative impact on our business.

Typically, during downturns in housing markets, demand for residential real estate decreases and demand for the services of real estate professionals similarly decreases. In such markets, the number of real estate professionals could decline significantly as less successful agents leave the profession and fewer people seek to become real estate agents. A decline in the number of agent customers or a decrease in the amount they wish to spend on services such as ours could increase our agent customer acquisition costs and slow our revenue growth. In addition, a decline in the demand for housing could increase our lead generation costs and hurt our margins.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2002	2003	2004
Revenues	100%	100%	100%
Expenses:
Sales and marketing	51	46	47
Technology and product development	6	8	8
General and administrative	17	19	16
Depreciation and amortization of property and equipment	2	3	2
Amortization of intangible assets	—	1	2
Stock-based compensation	—	—	1

Total expenses	76	77	76

Income from operations	24	23	24
Interest and other income	—	—	—
Income tax expense	8	8	8

Net income	16%	15%	16%

Comparison of Years Ended December 31, 2004 and December 31, 2003

Revenues

	Year Ended
	December 31, 2003	December 31, 2004	Increase	Percent Change
	(dollars in thousands)
Revenues	$25,103	$47,691	$22,588	90%

The increase in revenues was due primarily to an increase in the number of agent customers. This increase was attributable primarily to the January 2004 launch of our JustListed service and continued growth of our HouseValues service, driven by a significantly expanded sales force.

We anticipate that revenues will not continue to increase in the future at the same rate as in previous periods, as the rate of customer growth declines as a result of our larger customer base. In addition, our average revenue per customer may decline in the future as our business matures. Average revenue per customer may also decline if we are forced to discount our prices in response to competition or if we decide to discount our prices in an effort to accelerate our growth.

Sales and Marketing

	Year Ended
	December 31, 2003	December 31, 2004	Increase	Percent Change
	(dollars in thousands)
Sales and marketing	$11,485	$22,603	$11,118	97%
Percentage of revenues	46%	47%

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff and agent success staff. Other expenses include agent customer referral fees, as well as public relations efforts and corporate communications.

The increase in sales and marketing expenses was due primarily to a $5.8 million increase in the cost of sales and marketing personnel due to the increased number of sales and marketing personnel, as well as the increased commissions paid as a result of the growth in revenues. Additionally, advertising costs increased from $4.5 million to $9.0 million, primarily to generate leads for a higher number of agent customers during this period.

We expect sales and marketing expenses to increase in absolute dollar amounts and as a percentage of revenues in future periods to the extent that we continue to expand our business and generate more leads.

Technology and Product Development

	Year Ended
	December 31, 2003	December 31, 2004	Increase	Percent Change
	(dollars in thousands)
Technology and product development	$2,024	$3,750	$1,726	85%
Percentage of revenues	8%	8%

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for the development of new services, as well as maintenance and improvements to existing services. These expenses also include license fees, maintenance costs, Internet connectivity and hosting costs.

The increase in technology and product development expenses was due primarily to a $1.5 million increase in salary and related costs associated with an increase in headcount to assist in the launch of new services and the maintenance of our existing services and infrastructure.

We expect technology and product development expenses to increase in absolute dollar amounts at a relatively consistent percentage of revenue as we hire more personnel and build the infrastructure required to support the development of new services.

General and Administrative

	Year Ended
	December 31, 2003	December 31, 2004	Increase	Percent Change
	(dollars in thousands)
General and administrative	$4,639	$7,679	$3,040	66%
Percentage of revenues	19%	16%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include credit card fees, insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal, audit and business consulting fees.

The increase in general and administrative expenses was due primarily to increased Washington State business and occupation taxes, rent expense, credit card fees, and payroll costs.

•	Expenses related to Washington State business and occupation taxes grew from $283,000 in the year ended December 31, 2003 to $1.2 million in the year ended December 31, 2004, primarily due to the additional $765,000 accrued in connection with an ongoing tax audit by the Washington State Department of Revenue.

•

Rent expense increased from $680,000 in the year ended December 31, 2003 to $1.3 million in the year ended December 31, 2004, primarily due to the 2004 exercise of an early termination clause of our prior headquarters lease as of March 31, 2005. As a result, we were required to pay a one-time termination fee of approximately $298,000, and we accrued the rental payments for the remaining lease term of approximately $180,000. We vacated the building in December 2004.

•	Credit card fees increased from $594,000 in the year ended December 31, 2003 to $1.1 million in the year ended December 31, 2004, relative to the increase in revenue as our primary source of payment is by credit card.

•	An increase of payroll and related expenses from $2.0 million for the year ended December 31, 2003 to $2.4 million for the year ended December 31, 2004 due to the increase in executive, accounting, human resources and administrative personnel to support the growth of our business.

We expect general and administrative expenses to increase in absolute dollar amounts. Operating as a public company presents additional management and reporting requirements that will significantly increase our director and officers as well as general liability insurance premiums and professional fees. We also anticipate hiring additional personnel, including investor relations, financial management and reporting personnel, to help manage future growth and our operations as a public company. While we expect general and administrative expenses to increase in absolute dollar amounts for the reasons described above, we expect that these expenses will be consistent with or decline slightly as a percentage of revenue.

Depreciation and Amortization of Property and Equipment

Expenses related to the depreciation and amortization of property and equipment increased by $222,000 to $950,000 in the year ended December 31, 2004, from $728,000 in the year ended December 31, 2003 primarily due to additional depreciation expense related to additional workstations purchased to accommodate our increased headcount, the relocation of office space and the change in phone systems.

Because of the significant investments in leasehold improvements at our new corporate headquarters and purchases of equipment made during 2004, we expect depreciation expense to increase in absolute dollar amounts and remain consistent as a percentage of revenue.

Amortization of Intangible Assets

Expenses related to the amortization of intangible assets increased by $597,000 to $895,000 in the year ended December 31, 2004, from $298,000 in the year ended December 31, 2003 due to the impact of the Soar acquisition in June 2003. We expect future expenses related to the amortization of our existing intangible assets to be as follows (in thousands):

Total
2005	$760
2006	468
2007	176
2008	20
2009	6

$1,430

Stock-Based Compensation

Expenses associated with stock-based compensation increased by $421,000 to $505,000 in the year ended December 31, 2004 from $84,000 in the year ended December 31, 2003. Our deferred stock-based compensation balance increased as a result of stock option grants at a price less than the reassessed value per share. We anticipate that stock-based compensation, based on the intrinsic value method would increase in 2005 and then flatten in future periods as we amortize our deferred stock-based compensation balance as of December 31, 2004. See “Recent Accounting Pronouncements” for discussion of the required change to the fair value method of accounting for stock options as described in Note 1 of the financial statements.

Interest Income

Interest income increased $127,000 to $199,000 for the year ended December 31, 2004 from $72,000 for the year ended December 31, 2003. As of December 31, 2004, we held $74.9 million in cash, cash equivalents and short-term investments, compared to $7.2 million as of December 31, 2003. The main driver of the increase in cash, cash equivalents and short-term investments was the proceeds from the initial public offering completed in December 2004.

Income Taxes

Income tax expense increased by $1.9 million to $4.1 million in the year ended December 31, 2004, from $2.1 million in the year ended December 31, 2003. This increase was due primarily to higher pre-tax income. Our effective tax rate for the year ended December 31, 2004 was approximately 35.2%, compared to 36.2% for the year ended December 31, 2003.

Comparison of Years Ended December 31, 2003 and December 31, 2002

Revenues

	Years Ended December 31,
	2002	2003	Increase	Percent Change
	(dollars in thousands)
Revenues	$21,748	$25,103	$3,355	15%

The increase in revenues was due primarily to an increase in the number of agent customers. We had a slower rate of growth in 2003 compared to 2002 as a result of the completion of our nationwide expansion in 2002 and a delay in increasing the size of our sales force in late 2003. We also recognized approximately $498,000 of revenue in 2003 from new customers resulting from the acquisition of Soar Solutions.

Sales and Marketing

	Years Ended December 31,
	2002	2003	Increase	Percent Change
	(dollars in thousands)
Sales and marketing	$11,031	$11,485	$454	4%
Percentage of revenues	51%	46%

The increase in sales and marketing expenses was due primarily to a $1.2 million increase in salaries and related costs of our sales personnel, a $0.7 million increase related to the expansion of our coaching program as well as a $0.5 million increase in marketing-related costs. These increases were partially offset by a decrease of $1.9 million in advertising expenses due to more efficient advertising spending accompanied by our adoption of online advertising in the fourth quarter of 2002.

Technology and Product Development

	Years Ended December 31,
	2002	2003	Increase	Percent Change
	(dollars in thousands)
Technology and product development	$1,240	$2,024	$784	63%
Percentage of revenues	6%	8%

The increase in technology and product development expenses was due primarily to an increase in development costs, including salaries and consulting fees, associated with the development of the JustListed service.

General and Administrative

	Years Ended December 31,
	2002	2003	Increase	Percent Change
	(dollars in thousands)
General and administrative	$3,758	$4,639	$881	23%
Percentage of revenues	17%	19%

The increase in general and administrative expenses was due primarily to a $0.3 million increase in salaries and related costs of our general and administrative personnel primarily due to additions to our management team. Additionally, rent expense increased by $0.2 million due to the expansion of our corporate offices, we incurred $0.1 million related to the integration of Soar Solutions in 2003 and our credit card fees increased by $0.1 million due to our increased revenues.

Depreciation and Amortization of Property and Equipment

Expenses related to the depreciation and amortization of property and equipment increased by $249,000 to $728,000 in 2003, from $479,000 in 2002 primarily due to increased depreciation of approximately $120,000 related to web servers, related infrastructure equipment and capitalized internally developed software purchased and developed to enhance our technology platform. Additionally, depreciation and amortization of property and equipment increased by approximately $70,000 due to increased depreciation expense related to software supporting our internal network.

Amortization of Intangible Assets

Expenses related to the amortization of intangible assets increased by $283,000 to $298,000 in 2003, from $15,000 in 2002. This increase was due primarily to the acquisition of Soar Solutions in June 2003.

Stock-Based Compensation

Expenses associated with stock-based compensation decreased by $44,000 to $84,000 in 2003, from $128,000 in 2002. The decrease was due primarily to the forfeiture of employee stock options upon termination of employment.

Interest Income

Interest income remained relatively unchanged in 2003 compared to 2002. As of December 31, 2003, we held $7.2 million in cash, cash equivalents and short-term investments, compared to $6.1 million in cash, cash equivalents and short-term investments as of December 31, 2002.

Income Taxes

Income tax expense increased by $385,000 to $2.1 million in 2003, from $1.8 million in 2002. This increase was due primarily to higher pre-tax income. Our effective tax rate in the year ended December 31, 2003 was approximately 36.2%, compared to 34.1% for the year ended December 31, 2002.

Quarterly Consolidated Statements of Income and Operational Data

The following tables present the unaudited consolidated statements of income data for the eight quarters ended December 31, 2004 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this prospectus. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands)
Consolidated Statements of Income Data:
Revenues	$5,493	$6,104	$6,706	$6,800	$9,323	$11,150	$12,805	$14,413
Expenses:
Sales and marketing	2,566	2,353	2,989	3,577	4,315	5,037	6,103	7,148
Technology and product development	424	429	560	611	723	783	940	1304
General and administrative	1,005	992	1,357	1,285	1,323	1,376	2,663	2,317
Depreciation and amortization of property and equipment	167	173	177	211	198	191	211	350
Amortization of intangible assets	4	4	138	152	163	218	257	257
Stock-based compensation	24	20	19	21	21	55	145	284

Total expenses	4,190	3,971	5,240	5,857	6,743	7,660	10,319	11,660

Income from operations	1,303	2,133	1,466	943	2,580	3,490	2,486	2,573
Interest income	24	12	17	19	17	24	43	115

Income before income tax expense	1,327	2,145	1,483	962	2,597	3,514	2,529	2,868
Income tax expense	481	777	537	348	913	1,235	885	1017

Net income	$846	$1,368	$946	$614	$1,684	$2,279	$1,644	$1,851

Reconciliation of GAAP Measurement to EBITDA (1):
Net income	$846	$1,368	$946	$614	$1,684	$2,279	$1,644	$1,851
Less: Interest income	(24)	(12)	(17)	(19)	(17)	(24)	(43)	(115)
Add:
Depreciation and amortization of property and equipment	167	173	177	211	198	191	211	350
Amortization of intangible assets	4	4	138	152	163	218	257	257
Amortization of stock-based compensation	24	20	19	21	21	55	145	284
Income tax expense	481	777	537	348	913	1,235	885	1017

EBITDA (1)	$1,498	$2,330	$1,800	$1,327	$2,962	$3,954	$3,099	$3,644

Consolidated Statements of Income Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	47	39	45	53	46	45	48	50
Technology and product development	8	7	8	9	8	7	7	9
General and administrative	18	16	20	19	14	12	21	16
Depreciation and amortization of property and equipment	3	3	3	3	2	2	1	2
Amortization of intangible assets	—	—	2	2	2	2	2	2
Stock-based compensation	—	—	—	—	—	1	1	2

Total expenses	76	65	78	86	72	69	80	81

Income from operations	24	35	22	14	28	31	20	19
Interest income	—	—	—	—	—	—	—	1

Income before income tax expense	24	35	22	14	28	31	20	20
Income tax expense	9	13	8	5	10	11	7	7

Net income	15%	22%	14%	9%	18%	20%	13%	13%

EBITDA (1)	27%	38%	27%	20%	32%	35%	24%	25%

(1)	EBITDA is a non GAAP financial measure provided as a complement to results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “EBITDA” refers to a financial measure that is defined as earnings before net interest, income taxes, depreciation and amortization. EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to EBITDA as reported by other companies. We believe EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate the operating performance of our operations. The components of EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance, and we also use EBITDA for planning purposes and in presentations to our board of directors.

The decrease in sales and marketing expenses in the second quarter of 2003 was the result of reduced television advertising expenses, as we determined that increased television viewership of our commercials during the start of the Iraq war enabled us to satisfy our lead generation requirements with fewer commercials. The increase in our sales and marketing expenses in the fourth quarter of 2003 was due primarily to increased commissions associated with presales of our JustListed service in advance of its launch in January 2004. The increase in revenue in the first quarter and throughout 2004 was due primarily to the launch of our JustListed service. The increase in our sales and marketing expenses in the first quarter of 2004 was due primarily to increased advertising expenses in connection with the launch of JustListed. The increases in general and administrative expenses in the third and fourth quarters of 2004 were due primarily to (1) one-time charges of $298,000 and $197,000 respectively related to the termination of the lease for our corporate offices and (2) $765,000 for additional business and occupation tax accruals in connection with an ongoing tax audit by the Washington State Department of Revenue made in the third quarter.

Key Operational Metrics

The following table presents operational data for the eight quarters ended December 31, 2004:

	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Operational Data:
Components of revenue (in thousands):
Core revenue (1)	$5,374	$5,953	$6,225	$6,379	$8,910	$10,755	$12,382	$13,819
Other revenue (2)	119	151	481	421	413	395	423	594

Net Revenue	$5,493	$6,104	$6,706	$6,800	$9,323	$11,150	$12,805	$14,413

Average monthly churn rate (3)	8.7%	7.3%	8.1%	7.6%	6.0%	6.2%	6.7%	5.9%

Average core customers in the quarter (4)	3,845	4,088	4,461	4,828	5,896	7,537	9,094	10,501
Average monthly revenue per core customer (5)	$466	$485	$465	$440	$504	$476	$454	$439

(1)	Core revenue consists of revenue for our primary service offerings, HouseValues and JustListed, that consist of a specified guaranteed number of exclusive leads on prospective home buyers or sellers, our Market Leader system and our coaching and training programs.
(2)	Other revenue consists of revenue related to SOAR services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.
(3)	Average monthly churn is calculated by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core customers are customers from whom we collect fees for our core revenues.
(4)	Average core customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(5)	Average revenue per core customer is calculated as core revenue for the quarter divided by the average core customers in the quarter.

The increase in other revenue beginning in the third quarter of 2003 is due to the June 2003 acquisition of non-core customers of SOAR Solutions. The increase in average monthly revenue per customer in the first quarter of 2004 is attributable to the launch of our JustListed service that was presold to existing customers, and the average monthly revenue for subsequent quarters includes sales of our JustListed service.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Year Ended December 31,
	2002	2003	2004
	(dollars in thousands)
Cash provided by operating activities	$4,810	$6,384	$13,913
Cash provided by (used in) investing activities	(4,067)	824	(21,374)
Cash provided by (used in) financing activities	4	(3,104)	57,842

At December 31, 2004, our cash, cash equivalents and short-term investments totaled $74.9 million, compared to $7.2 million, and $6.1 million at December 31, 2003 and 2002, respectively.

Cash equivalents and short-term investments consist of money market funds, certificates of deposit and highly liquid, short-term, adjustable-rate insured municipal notes. These municipal notes are classified as short-term investments available for sale and are reported at fair value, which approximates cost.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $13.9 million, $6.4 million and $4.8 million in the ended December 31, 2004, 2003 and 2002, respectively.

Investing Activities

Cash used in investing activities for the year ended December 31, 2004 of $21.4 million was primarily attributable to net investments in short-term, high-grade, tax-exempt municipal bonds of $17.3 million, capital expenditures of $2.7 million generally for the purchase of leasehold improvements and office equipment, as well as $1.3 million paid pursuant to our earn-out and escrow agreements related to the Soar acquisition. The source of cash for these investments consisted of cash generated from operations in 2004 and cash on hand as of December 31, 2003. We invest excess cash in certificates of deposit, money market funds and highly liquid debt instruments. We currently pay accounts payable and expenses as required to satisfy the terms of each obligation, and we do not anticipate needing to sell our investments in order to satisfy these obligations.

Cash generated by investing activities in 2003 of $0.8 million was primarily attributable to the net sale of short-term investments of $3.0 million. This was partially offset by acquisition costs of $1.4 million related to the acquisition of Soar Solutions and capital expenditures of $0.7 million.

Cash used in investing activities in 2002 of $4.1 million was primarily attributable to purchases of short-term investments of $3.0 million and capital expenditures of $1.0 million.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2004 was $57.8 million, consisting primarily of $56.7 million in net proceeds from the initial public offering of common stock and $1.0 million of proceeds from the exercise of stock options and warrants.

Cash used in financing activities in 2003 consisted primarily of a $3.0 million cash dividend paid to holders of preferred and common stock in March 2003.

We do not have any special purpose entities, and other than an operating lease for office space, described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations and Known Future Cash Requirements

As of December 31, 2004, our principal commitments consist of obligations under our lease for office space, as follows:

	Payments Due by Period
	Total	Less than 12 months	13–36 months	37–60 months	More than 60 months
	(in thousands)
Operating lease obligations	$4,088	$541	$1,195	$1,588	$764

During December 2004, we entered into a six-year lease for approximately 64,256 square feet of office space for our headquarters in Kirkland, Washington. We have an average base rent of approximately $700,000 per year, with defined periodic escalations of approximately $32,000. This initial lease term expires in 2010, and there is an option for a five-year renewal.

Advertising and Media Contracts

We purchase advertising from numerous online and offline advertising vendors, such as Google, Yahoo, CNN, Fox, MSNBC and local television stations in major metropolitan markets, pursuant to short-term contracts. We typically purchase and pay for online advertising on a monthly basis, and we typically purchase television advertising on a prepaid basis up to two weeks in advance. We have no ongoing obligations to purchase a fixed or minimum amount of online or offline advertising.

Continuing Obligations From the Acquisition of Soar Solutions

In connection with the acquisition of Soar Solutions in June 2003, we are required to make quarterly cash payments under terms of an earn-out arrangement equal to 5% of the revenue, net of any reserve for bad debt, attributable to our services that incorporate the eMLS feature for the 10 quarters ending March 31, 2006. For additional details see Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

In connection with the earn-out arrangement, we paid $11,000, $122,000, and $189,000 in the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004. For the quarter ended December 31, 2004 payments of $253,000 and $299,000 were made for earn out payments due for revenue activity for the third and fourth quarters, respectively. We expect these payments to continue to increase to the extent that revenues from our JustListed service offering increase. There is no cap on the amount payable pursuant to the earn-out. These payments are accounted for as an increase in the purchase price of the intangible assets acquired in the acquisition up to a ceiling that was reached in the second quarter of 2004. Earn-out payments beyond the established ceiling increase goodwill.

State Tax Inquiry

In late September 2004, we received correspondence from the Washington State Department of Revenue asserting preliminarily that all of our revenues should be subject to the Washington state business and occupation tax. Although we intend to vigorously contest the Washington State Department of Revenue’s initial assessment, we may be required to pay between $1.6 million and $1.9 million in additional business and occupation taxes related to revenues through December 31, 2004, including penalties and interest. As of December 31, 2004, we had accrued $1.6 million for this potential exposure, representing our best estimate and the low end of the range of estimate. Furthermore, we may be required to record additional charges to operations in future periods. We had accrued $413,000 for this potential exposure as of December 31, 2003.

Future Capital Requirements

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, along with the anticipated net proceeds of this offering, will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that SFAS 123R will have, but believes that when adopted will increase stock based compensation expense and reduce earnings.

In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1), providing guidance for evaluating whether an investment is other-than-temporarily impaired, guidance for loss recognition and related disclosure requirements. However, the guidance for evaluation and loss recognition was delayed. The delay of the effective date for this guidance will be superseded concurrent with the final issuance of proposed EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” (EITF 03-1-a). The disclosures required by EITF 03-1 continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The required disclosures under SFAS 115 are made in Note 1 to the Consolidated Financial Statements under the heading Cash, Cash Equivalents and Short-Term Investments. Currently, none of the disclosures required by EITF 03-1 are applicable to the Company’s investments.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. To achieve this objective, we invest in short-term, high-quality, interest-bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for the Index to the consolidated financial statements and supplementary data required by this item, which are included beginning on page F-1 of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company’s independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2004, or in any period subsequent to such date.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the fourth fiscal quarter of 2004 that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2004 that was not reported as required.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, our fiscal year end.

ITEM 11: EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the section entitled “Equity Compensation Plan Information,” which appears below, the information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Company’s equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	3,716,799	$2.45	1,514,868

Equity compensation plans not approved by shareholders

Total	3,716,799	$2.45	1,514,868

Options are outstanding under the 1999 Stock Option Plan (the 1999 Plan) and the 2004 Equity Incentive Plan (the 2004 Plan). The 1999 Plan was terminated at the completion of our initial public offering on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004. An additional 700,000 shares have been authorized for issuance effective January 1, 2005 under the automatic increase provisions of the 2004 Plan.

Under the 2004 Plan, in addition to stock options, we may grant restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 9, 2005, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2004, our fiscal year end.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial, or is shown in the consolidated financial statements or notes thereto.

(b) EXHIBIT INDEX: The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of the registrant.

3.2(1)	Amended and Restated Bylaws of the registrant.

10.1(2)	1999 Stock Incentive Plan.*

10.2(2)	2004 Equity Incentive Plan.*

10.3(2)	Employment Agreement by and between the registrant and Ian Morris, dated May 13, 2004.*

10.4(2)	Incentive Stock Option Letter Agreement by and between the registrant and Ian Morris, dated May 13, 2004.*

10.5(2)	Separation Agreement and Release between the registrant and Robert Schulze, dated December 31, 2003.*

10.6(2)	Pledge and Security Agreement between the registrant and Robert Schulze, dated March 23, 2004.

10.7(2)	Full-Recourse Promissory Note from Robert Schulze in favor of the registrant, dated March 23, 2004.

10.8(2)	Transition and Consulting Agreement between the registrant and Philip Davis, dated May 14, 2003.*

10.9(2)	Release Agreement between the registrant and Michael G. Andrews, dated August 4, 2003.*

10.10(2)	Transition Employment Agreement between the registrant and Michael G. Andrews, dated August 4, 2003.*

10.11(2)	Stock Purchase Agreement among the registrant, David and Suzanne Huey, and Soar Solutions, Inc., dated June 27, 2003.

Exhibit No.	Description
10.12(2)	Escrow Agreement by and among the registrant, David and Suzanne Huey, and Comerica Bank-California, dated June 27, 2003.

10.13(2)	Commercial Lease between the registrant and Kirkland 405 Corporate Center, dated October 26, 2004.

10.14(2)	Incentive Stock Option Letter Agreement by and between the registrant and Gregg Eskenazi, dated May 13, 2004.*

10.15(2)	Incentive Stock Option Letter Agreement by and between the registrant and Clayton Lewis, dated September 30, 2004.*

10.16(2)	Incentive Stock Option Letter Agreement by and between the registrant and John Zdanowski, dated May 13, 2004.*

21.1(2)	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2004.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-118740), originally filed on September 1, 2004, and as amended on October 8, 2004, November 4, 2004, November 17, 2004, December 2, 2004 and December 8, 2004.
*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 7th day of March 2005.

HOUSEVALUES, INC.

By:	/s/ IAN MORRIS
Ian Morris President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 7th day of March, 2005.

Signature	Title

/s/ MARK S. POWELL Mark S. Powell	Chairman of the Board and Director

/s/ IAN MORRIS Ian Morris	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN ZDANOWSKI John Zdanowski	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT D. BLANK Robert D. Blank	Director

/s/ JON W. GACEK Jon W. Gacek	Director

/s/ NICOLAS J. HANAUER Nicolas J. Hanauer	Director

/s/ FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Director

/s/ RICHARD A. MENDENHALL Richard A. Mendenhall	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors

HouseValues, Inc.:

We have audited the accompanying consolidated balance sheets of HouseValues, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, redeemable convertible preferred stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HouseValues, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Seattle, Washington

January 21, 2005

HouseValues, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$7,181	$57,562
Short-term investments	—	17,316
Accounts receivable, net of allowance of $32 and $95, respectively	9	84
Prepaid advertising	260	446
Prepaid expenses and other assets	242	799
Deferred income taxes	66	222
Other current assets	—	1,605

Total current assets	7,758	78,034
Property and equipment, net	1,331	3,702
Goodwill	—	948
Intangible assets, net	1,028	1,430
Other noncurrent assets	400	450

Total assets	$10,517	$84,564

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities:
Accounts payable	$660	$1,167
Accrued compensation and benefits	961	2,407
Accrued expenses and other current liabilities	630	3,706
Deferred rent, current portion	—	261
Deferred revenue	300	1,014
Income taxes payable	11	103

Total current liabilities	2,562	8,658
Deferred income taxes	57	—
Deferred rent, less current portion	—	1,306

Total liabilities	2,619	9,964
Redeemable convertible preferred stock, Series A, par value $0.001 per share; 4,000,000 and 0 shares issued and outstanding at December 31, 2003 and 2004, respectively	1,888	—
Redeemable convertible preferred stock, Series B, par value $0.001 per share; 2,922,688 and 0 shares issued and outstanding at December 31, 2003 and 2004, respectively	2,297	—
Commitments and contigencies (see Note 8)
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares, none issued and outstanding as of December 31, 2004	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 11,582,186 and 24,935,000 shares at December 31, 2003 and 2004, respectively	632	68,631
Deferred stock-based compensation	(53)	(4,624)
Notes receivable from shareholders	(1)	—
Retained earnings	3,135	10,593

Total shareholders’ equity	3,713	74,600

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$10,517	$84,564

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2002	2003	2004
Revenues	$21,748	$25,103	$47,691
Expenses:
Sales and marketing	11,031	11,485	22,603
Technology and product development	1,240	2,024	3,750
General and administrative	3,758	4,639	7,679
Depreciation and amortization of property and equipment (1)	479	728	950
Amortization of intangible assets	15	298	895
Stock-based compensation (2)	128	84	505

Total expenses	16,651	19,258	36,382

Income from operations	5,097	5,845	11,309
Interest income	65	72	199

Income before income tax expense	5,162	5,917	11,508
Income tax expense	1,758	2,143	4,050

Net income	3,404	3,774	7,458
Redeemable convertible preferred stock dividends	—	(1,138)	—

Net income available to shareholders	$3,404	$2,636	$7,458

Net income per share:
Basic	$0.19	$0.21	$0.39

Diluted	$0.17	$0.18	$0.34

(1) Depreciation and amortization of property and equipment is allocated as follows:

	Year ended December 31,
	2002	2003	2004
Technology and product development	$239	$403	$360
General and administrative	240	325	590

	$479	$728	$950

(2) Stock-based compensation is allocated as follows:

	Year ended December 31,
	2002	2003	2004
Sales and marketing	$32	$21	$150
Technology and product development	59	39	127
General and administrative	37	24	228

	$128	$84	$505

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Redeemable convertible preferred stock, Series A		Redeemable convertible preferred stock, Series B		Common stock		Deferred stock- based compen- sation	Notes receivable from share- holders	Retained earnings (Accumulated deficit)	Total share- holders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	4,000,000	$1,888	2,922,688	$2,297	11,245,000	$467	$(251)	$(1)	$(1,043)	$(828)
Exercises of stock options	—	—	—	—	51,437	4	—	—	—	4
Value of warrants issued to nonemployees	—	—	—	—	—	29		—	—	29
Amortization of deferred stock-based compensation, net of forfeitures for terminated employees	—	—	—	—	—	(15)	114	—	—	99
Net income	—	—	—	—	—	—	—	—	3,404	3,404

Balance at December 31, 2002	4,000,000	1,888	2,922,688	2,297	11,296,437	485	(137)	(1)	2,361	2,708
Convertible preferred stock, Series A dividends declared and paid ($0.1645 per share)	—	—	—	—	—	—	—	—	(658)	(658)
Convertible preferred stock, Series B dividends declared and paid ($0.1645 per share)	—	—	—	—	—	—	—	—	(480)	(480)
Common stock dividends declared and paid ($0.1645 per share)	—	—	—	—	—	—	—	—	(1,862)	(1,862)
Restricted stock issued in SOAR Solutions, Inc. acquisition	—	—	—	—	200,000	—	—	—	—	—
Value of restricted stock vested from SOAR Solutions, Inc. acquisition	—	—	—	—	—	110	—	—	—	110
Exercises of stock options	—	—	—	—	28,749	8	—	—	—	8
Exercises of warrants	—	—	—	—	57,000	29	—	—	—	29
Amortization of deferred stock-based compensation	—	—	—	—	—	—	84	—	—	84
Net income	—	—	—	—	—	—	—	—	3,774	3,774

Balance at December 31, 2003	4,000,000	1,888	2,922,688	2,297	11,582,186	632	(53)	(1)	3,135	3,713
Conversion of redeemable convertible preferred stock, Series A to common	(4,000,000)	(1,888)	—	—	4,000,000	1,888	—	—	—	1,888
Conversion of redeemable convertible preferred stock, Series B to common	—	—	(2,922,688)	(2,297)	2,922,688	2,297	—	—	—	2,297
Value of restricted stock vested from SOAR Solutions, Inc. acquisition	—	—	—	—	—	463	—	—	—	463
Value of stock options granted in connection with Aerial Technology acquisition	—	—	—	—	—	410	—	—	—	410
Exercises of stock options, including income tax effect of $299	—	—	—	—	1,444,980	1,009	—	—	—	1,009
Exercises of warrants, including income tax effect of $343	—	—	—	—	666,668	676	—	—	—	676
Issuance of shares in exchange for shareholder note	—	—	—	—	151,811	61	—	(61)	—	—
Payment of shareholder notes	—	—	—	—	—	—	—	62	—	62
Net proceeds from issuance of common stock net of transaction costs	—	—	—	—	4,166,667	56,119	—	—	—	56,119
Deferred stock-based compensation related to options granted to employees	—	—	—	—	—	5,263	(5,263)	—	—	—
Amortization of deferred stock-based compensation, net of forfeitures for terminated employees	—	—	—	—	—	(187)	692	—	—	505
Net income	—	—	—	—	—	—	—	—	7,458	7,458

Balance at December 31, 2004	—	$—	—	$—	24,935,000	$68,631	$(4,624)	$—	$10,593	$74,600

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$3,404	$3,774	$7,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	479	728	950
Amortization of intangible assets	15	298	895
Stock-based compensation	128	84	505
Deferred income tax expense (benefit)	466	(48)	(254)
Changes in certain assets and liabilities, net of SOAR Solutions, Inc. acquisition
Accounts receivable	(107)	195	(75)
Prepaid advertising	(139)	172	(186)
Prepaid expenses and other assets	95	(120)	(557)
Other current assets	—	—	(1,605)
Accounts payable	50	499	89
Accrued compensation and benefits	433	130	1,446
Accrued expenses and other current liabilities	(13)	410	2,232
Deferred rent	—	—	1,567
Deferred revenue	(32)	282	714
Income taxes payable	31	(20)	734

Net cash provided by operating activities	4,810	6,384	13,913

Cash flows from investing activities:
Purchases of short-term investments	(2,994)	(1,500)	(17,641)
Sales of short-term investments	—	4,494	325
Purchases of property and equipment	(1,053)	(695)	(2,677)
Purchases of intangible assets	(20)	(65)	(97)
Acquisition of SOAR Solutions, Inc., net of cash acquired	—	(1,010)	(1,275)
Change in restricted cash and other noncurrent assets	—	(400)	(9)

Net cash provided by (used in) investing activities	(4,067)	824	(21,374)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	—	—	56,737
Proceeds from exercises of stock options and warrants	4	37	1,043
Redeemable convertible preferred stock dividends	—	(1,138)	—
Common stock dividend	—	(1,862)	—
Repayment of note payable	—	(141)	—
Cash held for third party common stock transaction (see Note 14)	—	—	750
Cash paid for third party common stock transaction (see Note 14)	—	—	(750)
Proceeds from repayments of notes receivable from shareholders	—	—	62

Net cash provided by (used in) financing activities	4	(3,104)	57,842

Net increase in cash and cash equivalents	747	4,104	50,381
Cash and cash equivalents at beginning of period	2,330	3,077	7,181

Cash and cash equivalents at end of period	$3,077	$7,181	$57,562

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    The Company and Summary of Significant Accounting Policies

Nature of Operations

HouseValues, Inc. was incorporated in Washington in May 1999. HouseValues provides an innovative service offering that enables real estate professionals to capture and cultivate leads, and convert these leads into closed transactions. The integrated service offering combines leads generated from HouseValues.com and JustListed.com web sites with an online prospect management system and personalized coaching and training to help agent customers increase lead conversion.

Initial Public Offering

On December 9, 2004, the Company completed its initial public offering and its stock commenced trading on December 10, 2004 (see Note 12).

Basis of Consolidation

The consolidated financial statements include the financial statements of HouseValues and its wholly owned subsidiaries HouseValues, LLC and Soar Solutions, Inc. (collectively, the Company). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the fair value of acquired intangible assets and goodwill, the useful lives of intangible assets and property and equipment, the value of common stock for the purpose of determining stock-based compensation, acquisition consideration, and certain tax liabilities among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities.

As a private company, prior to the effective date of its initial public offering, the Company granted stock options at exercise prices equal to the value of the underlying stock as determined by its board of directors on the date of option grant. For purposes of financial accounting for employee stock-based compensation, management applied hindsight within the year ended December 31, 2004 to arrive at reassessed values for the shares underlying the options and issued under other transactions that are higher than the values determined by the board. These reassessed values were determined based on a number of factors, including input from advisors, the Company’s historical and forecasted operating results and cash flows, comparisons to publicly held companies and the initial pricing of its initial public offering. The reassessed values were used to determine the amount of stock-based compensation recognized related to stock and stock option grants to employees prior to December 9, 2004 (see Note 11), and the purchase price related to the earn-outs in connection with the Company’s acquisition of Soar Solutions, Inc. (see Note 2).

Revenue Recognition

The Company derives substantially all its revenue from residential real estate professionals that pay monthly fixed fees for a suite of services. These services include a monthly bundle of exclusive leads on prospective

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

home buyers and sellers, Market Leader, a hosted software tool for managing prospects, and access to training and coaching programs. The Company recognizes revenue under the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

Revenue from other sources includes services charged for initial set-up fees, marketing materials, seminar attendance and penalties for early termination. Initial set-up fees are deferred and recognized over the estimated average subscriber life, which approximates 15.5 months at December 31, 2004. Revenue from these sources is not significant for any periods presented.

Sales and Marketing

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include customer referral fees, as well as public relations efforts and corporate communications.

The Company expenses advertising costs, which relate mainly to television and Internet advertising, as incurred. Advertising expense is included in sales and marketing expense and was $6,502,000, $4,608,000 and $9,273,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Technology and Product Development

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for the research and development of new services, as well as maintenance and improvements to existing services. Also included are license fees, maintenance costs, Internet connectivity and hosting costs.

General and Administrative

General and administrative costs consist primarily of salaries and related expenses for executive, legal, accounting, billing and human resources personnel. These costs also include credit card fees, state taxes, insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal, audit and business consulting fees.

Reclassifications

Prior period financial statement amounts have been reclassified to conform with current period presentation.

Stock-Based Compensation

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25. Under this method, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148,

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation, Transition and Disclosure, the Company has elected to continue to apply the intrinsic-value based method of accounting described above through 2004 – see Recent Accounting Pronouncements.

For purposes of financial accounting for employee stock-based compensation, management has applied hindsight within each period to arrive at reassessed values for the shares underlying the options. The Company has recorded deferred stock-based compensation equal to the difference between these reassessed values and the exercise prices.

In connection with stock options granted to employees, the Company recorded deferred stock-based compensation costs of $428,000 and $5,263,000 in the years ended December 31, 2000 and 2004, respectively. No deferred stock-based compensation was recorded during each of the three years ended December 31, 2003 as the exercise price of the stock options equaled or exceeded the reassessed value of the underlying stock at the date of grant.

The Company amortizes deferred compensation expense for stock options issued to employees on a straight-line basis over the vesting period of the options, generally four years. Amortization of deferred stock-based compensation, net of forfeitures for terminated employees, totaled $99,000, $84,000 and $505,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The remaining unamortized, deferred stock-based compensation for all employee stock option grants through December 31, 2004, prior to considering a change in the stock option accounting rules and assuming all employees remain employed at the Company for their remaining vesting periods, will be expensed as follows over each of the next four years (in thousands):

2005	$1,271
2006	1,271
2007	1,258
2008	824

$4,624

The following table illustrates the effect on net income if the fair value based method as prescribed by SFAS No. 123 had been applied to all outstanding awards in each period (in thousands, except per share data):

	Year ended December 31,
	2002	2003	2004
Net income, as reported	$3,404	$3,774	$7,458
Add: Stock-based employee compensation expense included in net income available to shareholders, net of related tax effects	99	84	377
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(143)	(172)	(559)

Pro forma net income	3,360	3,686	7,276
Redeemable convertible preferred stock dividends	—	(1,138)	—

Pro forma net income available to shareholders	$3,360	$2,548	$7,276

Earnings per share
Basic — as reported	$0.19	$0.21	$0.39
Diluted — as reported	$0.17	$0.18	$0.34
Basic — pro forma	$0.18	$0.20	$0.38
Diluted — pro forma	$0.16	$0.18	$0.33

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of each employee option granted through December 31, 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2002	2003	2004
Risk-free interest rate	4.81%	3.51%	4.45%
Expected volatility	0%	0%	28%
Expected life	4 Years	4 Years	4 Years
Dividend yield	0%	0%	0%

The fair value of stock options granted to employees after the date of the Company’s initial filing of its registration statement was measured using an option valuation method that considers expected volatility of 100%.

The weighted-average fair value of options granted in the years ended December 31, 2002, 2003 and 2004 was $0.21, $0.03 and $3.95, respectively, using the Black-Scholes option-pricing model. For the year ended December 31, 2004, the weighted-average fair value of options granted at the common stock value and options granted below the common stock value was $1.36 and $5.24, respectively, using the Black-Scholes option-pricing model.

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services. The Company calculates compensation expense for stock options issued to non-employees using the Black-Scholes option pricing model incorporating the same assumptions as used in the calculation of employee stock-based compensation in accordance with SFAS No. 123, except that expected volatility is included. Under SFAS No. 123 and EITF Issue No. 96-18, the Company used the Black-Scholes method to measure the value of the options granted to non-employees at each period prior to vesting to determine the appropriate charge to stock-based compensation. The Company recorded stock-based compensation expense for non-employees of $29,000 for the year ended December 31, 2002, and $0 for the years ended December 31, 2003 and 2004.

Earnings Per Share

For periods that the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS are then calculated by dividing income allocable to common shareholders by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.

Effective December 10, 2004, the effective date of the Company’s initial public offering, all outstanding redeemable convertible preferred shares were converted to common shares. For the period from December 10 to December 31, 2004, the Company followed SFAS No. 128, Earnings Per Share, which requires that basic EPS be calculated by dividing earnings available to common shareholders for the period by the weighted average number of common shares outstanding. Income for the year was allocated between these periods on a straight-line basis over the number of days of the respective periods.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted EPS are calculated by dividing income allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and redeemable convertible preferred stock, the dilutive effect of which is calculated using the if-converted method. If dividends are declared on redeemable convertible preferred stock and redeemable convertible preferred stock is dilutive, such dividends should be added back to income allocable to common shareholders in the numerator for purposes of calculating diluted EPS.

Performance-based unvested restricted common shares pertaining to the Soar Solutions, Inc. acquisition were considered outstanding common shares and included in the computation of basic and diluted EPS as of the date that all necessary conditions of vesting have been satisfied (see Note 2). Prior to satisfaction of all conditions of vesting, unvested restricted common shares were considered contingently issuable consistent with SFAS No. 128, Earnings per Share, and were excluded from weighted average common shares outstanding.

The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Year ended December 31,
	2002	2003	2004
Weighted average common shares outstanding for periods during which two classes of equity securities were outstanding; for the year ended December 31, 2004, two classes were outstanding for the period from January 1 to December 9, 2004	11,268	11,389	12,497
Less:
Unvested restricted shares issued in connection with acquisition of Soar Solutions, Inc. (see Note 2)	—	(50)	(62)

Weighted average shares outstanding used to compute basic net income per share using two-class method	11,268	11,339	12,435

Weighted average shares outstanding used to compute basic net income per share in 2004 after conversion of redeemable convertible preferred stock; one class of common shares was outstanding for the period from December 10 to December 31, 2004			24,934

Weighted average common shares outstanding	11,268	11,339	13,148
Add: dilutive common equivalent shares
Warrants	528	532	391
Stock options (1)	1,777	1,754	2,093
Redeemable convertible preferred stock assuming conversion (1)	6,923	6,923	6,440

Shares used to compute diluted net income per share	20,496	20,548	22,072

(1)	The effect of certain stock options was anti-dilutive and therefore not included in the calculation of diluted EPS. Anti-dilutive options outstanding were 588, 801, and 269 in the years ended December 31, 2002, 2003, and 2004, respectively.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Year ended December 31,
	2002	2003	2004
Calculation of basic earnings per share:
Net income for periods during which two classes of equity securities were outstanding (1)	$3,404	$3,774	$7,030
Less dividends declared and paid to:
Redeemable convertible preferred shareholders	—	(1,138)	—
Common shareholders	—	(1,862)	—

Total undistributed earnings	$3,404	$774	$7,030
Percent of undistributed earnings allocable to common shareholders (2)	62%	62%	65%

Undistributed earnings allocable to common shareholders	$2,110	$480	$4,570
Weighted average common shares outstanding	11,268	11,339	12,435

Undistributed earnings per common share	$0.19	$0.04	$0.37
Distributed earnings per common share	$—	$0.17	$—

Basic earnings per share — two-class method	$0.19	$0.21	$0.37

Net income for period during which single class of equity securities was outstanding (1)			$428
Weighted average common chares outstanding			24,934

Basic earnings per share for period during which single class of equity securities were outstanding			$0.02

Basic earnings per share	$0.19	$0.21	$0.39

Calculation of diluted earnings per share:
Net income available to shareholders	$3,404	$2,636	$7,458
Add dividends declared and paid to:
Redeemable convertible preferred shareholders	—	1,138	—

Net income	$3,404	$3,774	$7,458
Weighted average diluted shares outstanding	20,496	20,548	22,072

Diluted earnings per share	$0.17	$0.18	$0.34

(1)	Net income for the year ended December 31, 2004 was allocated between the periods in 2004 during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the resepective number of days. The redeemable convertible preferred stock was converted to common stock on the effective date of the Company’s initial public offering, December 9, 2004.
(2)	Calculation of percent of undistributed earnings allocable to common shareholders:

	Years ended December 31,		Period from Jan. 1 to Dec. 10, 2004
	2002	2003
Weighted average common shares outstanding	11,268	11,339	12,435
Weighted average redeemable convertible preferred shares outstanding	6,923	6,923	6,832

Weighted average common shares and redeemable convertible preferred shares outstanding	18,191	18,262	19,267
Percent of undistributed earnings allocable to common shareholders:	62%	62%	65%

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Risk

The Company maintains its cash, cash equivalents and short-term investments in accounts with three major financial institutions in the United States of America, in the form of demand deposits, certificates of deposit, money market accounts and municipal and corporate bonds. Substantially all of the Company’s cash and cash equivalents on deposit exceed the federally insured limits for such deposits. As of December 31, 2004, $17.3 million was invested in investment grade municipal and corporate bonds. The Company’s revenue and accounts receivable are primarily derived from credit card transactions with subscribers and are typically settled within one to two business days.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities or interest rate reset features.

Cash, Cash Equivalents and Short-Term Investments

The Company invests its excess cash in certificates of deposit, money market funds and highly liquid debt instruments. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. All highly liquid investments with stated maturities of greater than three months are classified as short-term investments.

The Company’s investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses if any, net of taxes, reported as a component of shareholders’ equity. Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

As of December 31, 2004, short-term investments consisted of fixed maturity securities, investment grade municipal bonds of $16.3 million and corporate bonds of $1.0 million. These investments have contractual maturities beyond ten years and are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. As interest rates for these bonds are reset weekly, fair value approximates cost.

The Company has not experienced any significant realized gains or losses on its short-term investments in the periods presented. There were no unrealized gains and losses at December 31, 2003 and 2004.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Management reviews the accounts receivable to identify specific subscribers where collectibility may not be probable. The amount of the allowance is determined by management estimates based on historic trends and specific account analysis.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated useful life
Computer equipment and software	3 years
Software and web site development	3 years
Office equipment and furniture	3 – 5 years
Leasehold improvements	Lesser of lease term or 6 years

Capitalized Software and Web Site Development Costs

The Company capitalizes internally developed software costs and web site development costs in accordance with the provisions of Statement of Position (SOP) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-2, Accounting for Web Site Development Costs. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. The Company has not recorded any impairment of assets in any of the periods presented.

The Company follows SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Based on the Company’s initial annual assessment in the fourth quarter of 2004, there was no impairment of recorded goodwill, which was $948,000 at December 31, 2004.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed.

Intangible assets are comprised of vendor agreements and a customer list acquired in connection with the acquisition of Soar Solutions, Inc. (see Note 2), intellectual property and domain names. Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated useful life
Customer list	18 months
Vendor agreements	3 years
Intellectual Property	3 Years
Domain names	5 years

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance when it is more likely than not that such deferred tax assets will not be realized.

Business Segment

The Company’s chief operating decision-makers (i.e., Chief Executive Officer and his direct reports) review financial information presented on a consolidated basis. Accordingly, the Company considers itself to be in a single business segment which is defined as providing real estate marketing services primarily through the Internet. Substantially all of the Company’s business comes from customers and operations located within the United States, and the Company does not have any assets located in foreign countries.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that SFAS 123R will have, but believes that when adopted will increase stock based compensation expense and reduce earnings.

In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1), providing guidance for evaluating whether an investment is other-than-temporarily impaired, guidance for loss recognition and related disclosure requirements. However, the guidance for evaluation and loss recognition was delayed. The delay of the effective date for this guidance will be superseded concurrent with the final issuance of proposed EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” (EITF 03-1-a). The disclosures required by EITF 03-1 continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The required disclosures under SFAS 115 are made in this note 1 under the heading Cash, Cash Equivalents and Short-Term Investments. Currently, none of the disclosures required by EITF 03-1 are applicable to the Company.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    Acquisitions

In June 2003, the Company acquired all of the outstanding stock of Soar Solutions, Inc. (Soar), a real-estate services company, in exchange for $985,000 of cash; an earn-out arrangement equal to 5% of specified gross customer receipts, net of any reserve for bad debt, through March 2006, payable quarterly (the Earn-out Agreement); and contingent consideration of $525,000 of cash and 200,000 shares of unvested restricted common stock. The Company acquired Soar to broaden the number of services offered to subscribers. The acquisition was accounted for as a business combination consistent with SFAS No. 141 and the results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

The Company performed a valuation of the net assets acquired in the Soar acquisition and allocated the original purchase price as follows (in thousands):

Cash	$100
Property and equipment	25
Intangible asset — customer lists	636
Intangible asset — vendor agreements	365
Note payable	(141)

$985

The note payable, assumed as part of the acquisition, was paid in July 2003 and the Company has no further obligations under this note. The Company also acquired certain software used to collect data from various multiple listing systems (the “eMLS Software”). As the Company intended to replace the eMLS Software shortly after the acquisition, no value was ascribed to it during the purchase price allocation.

The contingent cash consideration was subject to an escrow agreement (the Escrow Agreement) whereby $525,000 was placed in escrow and payable in installments provided that certain performance measures are met. Through December 31, 2004, all such measures were met, the Company made the required payments, and there was no amount held in escrow at December 31, 2004. At December 31, 2003, $400,000 was held in escrow and included in other noncurrent assets on the consolidated balance sheets.

The 200,000 shares of common stock were issued under a restricted stock agreement (the Restricted Stock Agreement) whereby 50,000 shares vested on a quarterly basis as certain performance measures were met. As of December 31, 2004, all such measures had been met and 50,000 and 200,000 shares have vested as of December 31, 2003 and 2004, respectively. The vested shares have been recorded at the estimated fair value of the Company’s stock at the time such vesting occurred based on the following schedule:

Vesting date	Number of shares	Fair value per share	Total fair value
December 31, 2003	50,000	$2.20	$110,000
March 31, 2004	50,000	$2.20	$110,000
June 30, 2004	100,000	$3.53	$353,000

	200,000		$573,000

The customer lists asset was valued using a discounted cash flow analysis of the existing customer base and the vendor agreements asset was valued based on its estimated replacement cost. The value of the acquired vendor agreements at the date of acquisition was determined to be $1,390,000. As all contingent consideration relates to vendor agreement based milestones, the Company initially recorded the vendor agreements asset at less

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than fair value. As contingent consideration is earned, the amounts were first applied to increase the vendor agreements asset to the fair value at the date of acquisition. As of December 31, 2004, consideration earned and paid exceeded the fair value of the vendor agreements at the date of acquisition; therefore, additional amounts were applied to goodwill. Such amounts earned and owed which were allocated to the vendor agreements are being amortized on a straight-line basis over the remaining useful life of the intangible asset.

Through December 31, 2004, the Company has recorded a total of approximately $948,000 of goodwill under the respective agreements. Future amounts earned or owed under the Earn-out Agreement after December 31, 2004 will be recorded as goodwill. All goodwill recorded as a result of the Soar acquisition is expected to be fully deductible for tax purposes over a period of 15 years.

The results of operations of Soar have been included in the Company’s consolidated statements of income since the completion of the acquisition in June 2003. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Soar occurred at the beginning of each of the following periods (in thousands, except per share data):

	Year Ended December 31,
	2002	2003
	(unaudited)
Revenues	$23,014	$25,832
Net income	$3,109	$3,655
Net income per share — basic	$0.17	$0.20
Net income per share — diluted	$0.15	$0.18

In December 2004, the Company acquired mapping software from an individual who has become an employee of the company. The company paid $37,500 in cash, agreed to pay $112,500 payable in future installments provided that certain performance measures are met, issued options to purchase 50,000 shares of common stock options and incurred $10,000 of transaction expenses. Because of the contingencies associated with the future installments, additional amounts will be recorded when the contingent consideration is earned and additional amounts are paid. The options granted in connection with the acquisition become exercisable over a two year period and expire after three years in the event the individual ceases his employment with the Company. The options have an exercise price of $15.00 and were valued using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.45%, expected volatility of 100%, average minimum contractual life of 2 years and dividend yield of 0%. Based on these assumptions the fair value of the option grant was approximately $410,000. Prior to payment of any contingent consideration, this intangible asset has been valued at $457,000.

(3)    Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2003	2004
Cash	$1,342	$22
Money market account	5,839	57,540

	$7,181	$57,562

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Property and Equipment, net

Property and equipment, net of related depreciation and amortization consists of the following (in thousands):

	December 31,
	2003	2004
Computer equipment and software	$1,484	$2,544
Internally developed software and web site	657	835
Office equipment and furniture	546	1,157
Leasehold improvements	90	1,217

	2,777	5,753
Less: accumulated depreciation and amortization	1,446	2,051

	$1,331	$3,702

Internally developed software and web site development include external direct costs and internal direct labor and related employee benefits costs. Internally developed software and Web site development costs totaled $274,000 and $253,000, net of accumulated amortization at December 31, 2003, and 2004, respectively.

Amortization of capitalized internally developed software and Web site development costs were $140,000, $218,000, and $199,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

(5)    Intangible Assets, net

Intangible assets and related accumulated amortization consists of the following (in thousands):

	December 31,
	2003	2004
Cost:
Vendor agreements	$600	$1,390
Customer lists	636	636
Mapping software	—	457
Domain names	122	172

Total cost	1,358	2,655
Accumulated amortization:
Vendor agreements	(73)	(522)
Customer lists	(212)	(636)
Mapping software	—	—
Domain names	(45)	(67)

Total accumulated amortization	(330)	(1,225)

Total	$1,028	$1,430

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense, based on net intangible assets recorded as of December 31, 2004, is expected to be as follows over each of the next five years (in thousands):

	Vendor agreements	Domain names	Intellectual Property	Total
2005	$579	$28	$153	$760
2006	289	27	152	468
2007	—	24	152	176
2008	—	20	—	20
2009	—	6	—	6

	$868	$105	$457	$1,430

(6)    Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	December 31,
	2003	2004
Accrued business taxes	$413	$1,666
Accrued advertising	155	527
Accrued rent	—	143
Accrued costs of initial public offering	—	618
Accrued capital asset costs	—	226
Other	62	526

	$630	$3,706

(7)    Deferred Revenue

Deferred revenue primarily represents subscription agreement payments collected in advance and initial set up fees collected at account activation. Prepaid subscriptions are amortized on a straight-line basis over the term of the agreement and initial set up fees are amortized on a straight-line basis over the average life of a subscriber, which approximates 15.5 months at December 31, 2004. Subscription payments are refundable on a pro rata basis upon receipt of notice from the customer. The following represents the activity related to amounts billed in advance of services being performed (in thousands):

	December 31,
	2003	2004
Deferred revenue at beginning of period	$18	$300
Add:
Amounts billed in advance	593	2,602
Less:
Revenues recognized	(293)	(1,496)
Refunds granted	(18)	(392)

Deferred revenue at end of period	$300	$1,014

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Commitments and Contingencies

Leases

The Company’s corporate offices in Kirkland, Washington are leased under terms of a noncancelable operating lease. This lease has a six-year term that commenced on December 20, 2004, includes an option that allows the Company to extend the lease term for five years beyond the initial commitment period and includes an early termination option, which may be exercised after four years under specific conditions and penalties. The lease also provides for payment of operating expenses such as common area charges.

In connection with the new lease, the landlord provided a tenant improvement allowance to cover the costs of remodeling the space for the company’s use, including office furnishings, as well as moving expenses. The allowance earned to date of $1,575,000 has been recorded as deferred rent and is being amortized over the initial term of the lease on a straight-line basis, consistent with the provisions of Financial Accounting Standards Board Technical Bulletin 88-1, Issues Relating to Accounting for Leases.

The lease required a deposit of approximately $400,000, which will be released to pay specific future lease payments. The deposit is included in other noncurrent assets on the accompanying consolidated balance sheet. The lease contains free rent periods and predetermined fixed escalations. The Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred credits, which are included as a component of accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

Future minimum payments under this noncancelable operating lease for each of the years remaining of the lease term are as follows (in thousands):

2005	541
2006	786
2007	409
2008	851
2009	737
2010	764

$4,088

Rent expense totaled $447,000, $680,000 and $1,315,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

In September 2004, the Company gave notice that it was exercising the early termination option related to the lease of its former corporate offices. Accordingly, the Company incurred a one-time charge to general and administrative expense of $298,000 for the early termination penalty in the third quarter of 2004. Additionally, rent is payable through March 2005 in the amount of $60,000 per month, which unpaid amount has been accrued as a current liability of as December 31, 2004, as the company had vacated the premises prior to that date.

B&O Taxes

The Company is the subject of an audit by the Washington State Department of Revenue. In late September 2004, the Company received correspondence from the Washington State Department of Revenue asserting preliminarily that all of the Company’s revenues should be subject to the Washington state business and occupation tax. Although the Company intends to vigorously contest the Washington State Department of Revenue’s initial assessment, the Company may be required to pay between $1.6 million and $1.9 million in

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional B&O taxes related to revenues through December 31, 2004, including penalties and interest. As of December 31, 2004, the Company had accrued an aggregate of $1.6 million for this potential exposure, representing the Company’s best estimate and the low end of the range of estimate. Furthermore, the Company may be required to record additional charges to operations in future periods. The Company had accrued $413,000 for this potential exposure as of December 31, 2003.

(9)    Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year ended December 31,
	2002	2003	2004
Current	$1,292	$2,191	$4,304
Deferred	466	(48)	(254)

	$1,758	$2,143	$4,050

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2002	2003	2004
Statutory federal rate	34%	34%	34%
Other permanent differences	0.1%	2.2%	1.2%

Effective tax rate	34.1%	36.2%	35.2%

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Allowances and accruals	$66	$105
Stock-based compensation	43	123
Intangible assets	85	351
Deferred rent	—	540

Total deferred tax assets	194	1,119
Deferred tax liabilities:
Depreciation	(185)	(856)

Net deferred tax asset	$9	$263

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. State income taxes to date have been insignificant.

(10)    Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock, Series A, was converted into common stock upon the closing of the Company’s initial public offering. Each share of redeemable convertible preferred stock, Series A, was converted into one share of common stock. The redeemable convertible preferred stock, Series A, was entitled to

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

noncumulative dividends when and if declared by the board of directors and in preference to dividends paid to common shareholders. Prior to January 1, 2003, no dividends had ever been declared. In 2003, the Company declared and paid a $0.1645 per share cash dividend of $658,000 to the redeemable convertible preferred, Series A shareholders.

Redeemable convertible preferred stock, Series B, was converted into common stock upon the closing of the Company’s initial public offering. Each share of redeemable convertible preferred stock, Series B, was converted into one share of common stock. The redeemable convertible preferred stock, Series B, was entitled to noncumulative dividends at a rate of 6% per share per annum when and if declared by the board of directors and in preference to dividends paid to common shareholders. Prior to January 1, 2003, no dividends had ever been declared. In 2003, the Company declared and paid a $0.1645 per share cash dividend of $481,000 to the redeemable convertible preferred Series B shareholders.

(11)    Stock Option Plans

Prior to December 15, 2004 the Company issued options under the 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was terminated at the completion of the Company’s initial public offering on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. Unallocated shares created by cancellations will be transferred automatically to the new plan, and 15,868 such shares were transferred to the new plan during 2004.

In August 2004, the Company’s board of directors and shareholders approved the 2004 Equity Incentive Plan (the 2004 Plan) and initially reserved 1,500,000 shares for issuance thereunder. Additionally, 15,868 shares from the 1999 Plan were transferred to the 2004 Plan. This plan provides for an automatic annual increase in the number of shares on the first day of each fiscal year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year and (iii) a lesser amount as may be determined by our board of directors. The 2004 Plan became effective upon completion of the Company’s initial public offering and provides for the grant of incentive stock options to the Company’s employees and nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock based awards to the Company’s employees, directors, and consultants.

Incentive and nonqualified stock options typically vest over a four-year period and may be exercised during continued employment, or generally within 90 days of terminating employment. Stock options typically expire ten years from the date of grant.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for both of the company’s plans is as follows:

		Options outstanding		Options exercisable
	Shares available for grant	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Balance at December 31, 2000	1,049,498	1,750,502	$0.07	139,252	$0.08
Additional authorization	853,644	—	—
Granted at or above common stock value	(1,380,500)	1,380,500	0.55
Exercised		(45,000)	0.07
Cancelled	707,312	(707,312)	0.28

Balance at December 31, 2001	1,229,954	2,378,690	0.29	595,997	$0.11
Granted at or above common stock value	(1,354,250)	1,354,250	2.07
Exercised		(51,437)	0.07
Cancelled	533,813	(533,813)	1.50

Balance at December 31, 2002	409,517	3,147,690	0.85	1,236,007	$0.30
Additional authorization	750,000	—	—
Granted at or above common stock value	(1,042,000)	1,042,000	2.50
Exercised		(28,749)	0.30
Cancelled	456,067	(456,067)	1.65

Balance at December 31, 2003	573,584	3,704,874	1.22	2,060,796	$0.61
Additional authorization	2,550,000	—	—
Granted at or above common stock value	(621,000)	621,000	3.46
Granted below common stock value	(1,241,750)	1,241,750	3.00
Exercised		(1,596,791)	0.48
Cancelled	254,034	(254,034)	2.12

Balance at December 31, 2004	1,514,868	3,716,799	$2.45	1,391,214	$1.54

Additional information regarding stock options outstanding and exercisable at December 31, 2004 is as follows:

Exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.05-0.07	242,500	5.62	$0.07	242,500	$0.07
0.40	238,188	6.35	0.40	219,591	0.40
1.50	82,550	6.95	1.50	63,798	1.50
2.00	490,625	7.45	2.00	269,280	2.00
2.20	1,429,562	9.47	2.20	159,051	2.20
2.25	240,562	7.60	2.25	144,154	2.25
2.50	774,812	8.46	2.50	292,840	2.50
8.50	157,000	9.90	8.50	—	—
15.00	60,000	9.94	15.00	—	—
15.10	1,000	10.00	15.10	—	—

0.05-15.10	3,716,799	8.39	$2.45	1,391,214	$1.54

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Common Stock

Initial Public Offering

On December 9, 2004, the Company’s registration statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 4,166,667 shares of common stock at $15.00 per share. The Company’s common stock commenced trading on December 10, 2004. The offering closed on December 15, 2004, and, as a result, the Company received net proceeds of approximately $58.1 million (after underwriters’ discounts of $4.4 million). The Company incurred additional, estimated related expenses of approximately $2.0 million.

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2004
1999 Stock Option Plan (only pursuant to outstanding awards)	3,715,799
2004 Equity Incentive Plan	1,515,868

5,231,667

An additional 700,000 shares have been authorized for issuance effective January 1, 2005 under the automatic annual increase provisions of the 2004 Equity Incentive Plan.

Stock Purchase Warrants

In December 1999, the Company issued fully vested warrants to purchase 57,000 shares of common stock in connection with its Series A preferred stock round. All such warrants were exercised in 2003 at the stated exercise price of $0.50 per share.

In May 2000, the Company issued warrants to purchase 666,668 shares of common stock in connection with consulting services to be provided to the Company. The warrants were fully vested and outstanding at December 31, 2002 and 2003. In September 2004, such warrants were exercised in exchange for aggregate cash proceeds of $333,000.

The fair value of the warrants issued in connection with consulting services was approximately $29,000 for the year ended December 31, 2002, determined using the Black-Scholes option pricing model and included in stock-based compensation expense. The following assumptions were used in the Black-Scholes calculation: expected dividend yield of 0%, risk-free interest rate of 4.92%, volatility of 80%, and a contractual life of five years. No warrants were issued in 2003 or 2004.

Adoption of Amended and Restated Articles of Incorporation and Bylaws

In August 2004, the board of directors and shareholders approved amendments to the Company’s articles of incorporation and bylaws that became effective upon completion of the initial public offering in December 2004. The amendments of the articles provided for an increase to the authorized capital stock to 150 million shares, including 120 million shares of common stock and 30 million shares of preferred stock; a staggered board of directors; removal of directors only for cause; two-thirds shareholder approval of certain types of business transactions and the restriction of the ability of shareholders to amend the bylaws and fill board vacancies.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Dividend Declared and Paid

In 2003, the Company’s board of directors declared and paid a dividend of $0.1645 per common share outstanding. The total amount paid to common shareholders was $1,862,000.

Notes Receivable from Shareholders

In connection with the exercise of employee stock options in March 2004, the Company made a $61,000 loan, which was repaid in December 2004.

(13)    401(k) Plan

Employees may participate in the Company’s 401(k) Plan. Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. The Company may make discretionary contributions to the Plan. The Company made no contributions in 2003 or 2004.

(14)    Related Party Transactions

A shareholder provided the Company with legal services and served as outside counsel. Legal expenses paid to the shareholder were $199,000, $4,000 and $2,000 for the years ended December 31, 2002, 2003 and 2004, respectively, and are included in general and administrative expense.

In connection with a sale of common shares between the Company’s chairman and William Blair Capital Partners in April 2004, the Company agreed to serve as a temporary escrow agent for funds that were to be placed in permanent escrow pursuant to a separate agreement between Second Avenue Partners LLC and the Chairman of the Board. These funds, which totaled $750,000, were transferred to a permanent escrow account outside of the Company’s control on July 15, 2004.

(15)    Supplemental Disclosures of Cash Flow Information

	Years ended December 31,
	2002	2003	2004
Cash paid during the period for income taxes, net of refunds received	$1,261	$2,163	$3,519

Noncash investing and financing activities:
Value of common stock vested in connection with acquisition of SOAR Solutions, Inc.	$—	$110	$463
Value of common stock option issues in connection with IP purchase			$410
Note payable assumed in acquisition	$—	$141	$—
Issuance of shareholder note for option exercise	$—	$—	$61
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$4,185
Unpaid property and equipment acquisitions	$—	$—	$644
Unpaid common stock issuance costs	$—	$—	$618

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of the registrant.

3.2(1)	Amended and Restated Bylaws of the registrant.

10.1(2)	1999 Stock Incentive Plan.*

10.2(2)	2004 Equity Incentive Plan.*

10.3(2)	Employment Agreement by and between the registrant and Ian Morris, dated May 13, 2004.*

10.4(2)	Incentive Stock Option Letter Agreement by and between the registrant and Ian Morris, dated May 13, 2004.*

10.5(2)	Separation Agreement and Release between the registrant and Robert Schulze, dated December 31, 2003.*

10.6(2)	Pledge and Security Agreement between the registrant and Robert Schulze, dated March 23, 2004.

10.7(2)	Full-Recourse Promissory Note from Robert Schulze in favor of the registrant, dated March 23, 2004.

10.8(2)	Transition and Consulting Agreement between the registrant and Philip Davis, dated May 14, 2003.*

10.9(2)	Release Agreement between the registrant and Michael G. Andrews, dated August 4, 2003.*

10.10(2)	Transition Employment Agreement between the registrant and Michael G. Andrews, dated August 4, 2003.*

10.11(2)	Stock Purchase Agreement among the registrant, David and Suzanne Huey, and Soar Solutions, Inc., dated June 27, 2003.

10.12(2)	Escrow Agreement by and among the registrant, David and Suzanne Huey, and Comerica Bank-California, dated June 27, 2003.

10.13(2)	Commercial Lease between the registrant and Kirkland 405 Corporate Center, dated October 26, 2004.

10.14(2)	Incentive Stock Option Letter Agreement by and between the registrant and Gregg Eskenazi, dated May 13, 2004.*

10.15(2)	Incentive Stock Option Letter Agreement by and between the registrant and Clayton Lewis, dated September 30, 2004.*

10.16(2)	Incentive Stock Option Letter Agreement by and between the registrant and John Zdanowski, dated May 13, 2004.*

21.1(2)	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-118740), originally filed on September 1, 2004, and as amended on October 8, 2004, November 4, 2004, November 17, 2004, December 2, 2004 and December 8, 2004.
*	Indicates a management contract or compensatory plan.