Form 10-Q
period 2005-03-31
HouseValues, Inc.
filed 2005-05-05
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 000-51032

HouseValues, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1982679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11332 NE 122nd Way, Kirkland, WA 98034

(Address of principal executive offices, including zip code)

(425) 952-5500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 18, 2005, there were outstanding 25,166,511 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Quarters ended March 31,
	2005	2004
Revenues	$17,619	$9,323
Expenses:
Sales and marketing	8,622	4,315
Technology and product development	1,234	723
General and administrative	2,770	1,323
Depreciation and amortization of property and equipment (1)	354	198
Amortization of intangible assets	152	163
Stock-based compensation (2)	297	21

Total expenses	13,429	6,743

Income from operations	4,190	2,580
Interest income	318	17

Income before income tax expense	4,508	2,597
Income tax expense	1,578	913

Net income	$2,930	$1,684

Net income per share:
Basic	$0.12	$0.09

Diluted	$0.11	$0.08

(1) Depreciation and amortization of property and equipment is allocated as follows:

	2005	2004
Technology and product development	$113	$91
General and administrative	241	107

	$354	$198

(2) Stock-based compensation is allocated as follows:

	2005	2004
Sales and marketing	$66	$6
Technology and product development	57	10
General and administrative	174	5

	$297	$21

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$58,010	$57,562
Short-term investments	19,315	17,316
Accounts receivable, net of allowance of $114 and $95, respectively	349	84
Prepaid expenses and other assets	1,012	1,245
Deferred income taxes	483	222
Other current assets	1,495	1,605

Total current assets	80,664	78,034
Property and equipment, net of accumulated depreciation of $2,398 and $2,051	4,356	3,702
Goodwill	1,329	948
Intangible assets, net of accumulated amortization of $1,378 and $1,225	1,319	1,430
Other noncurrent assets	523	450

Total assets	$88,191	$84,564

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,294	$1,167
Accrued compensation and benefits	2,205	2,407
Accrued expenses and other current liabilities	2,876	3,706
Deferred rent, current portion	248	261
Deferred revenue	1,140	1,014
Income taxes payable	999	103

Total current liabilities	8,762	8,658
Deferred rent, less current portion	1,384	1,306

Total liabilities	10,146	9,964
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,085,294 and 24,935,000 shares at March 31, 2005 and December 31, 2004, respectively	68,717	68,631
Deferred stock-based compensation	(4,195)	(4,624)
Retained earnings	13,523	10,593

Total shareholders’ equity	78,045	74,600

Total liabilities and shareholders’ equity	$88,191	$84,564

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Quarters ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,930	$1,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	354	198
Amortization of intangible assets	152	163
Stock-based compensation	297	21
Deferred income tax benefit	(334)	(64)
Changes in certain assets and liabilities, net of SOAR Solutions, Inc. acquisition
Accounts receivable	(265)	4
Prepaid expenses and other assets	233	(11)
Other current assets	110	—
Accounts payable	44	(523)
Accrued compensation and benefits	(202)	(31)
Accrued expenses and other current liabilities	(42)	13
Deferred rent	65	—
Deferred revenue	126	194
Income taxes payable	896	412

Net cash provided by operating activities	4,364	2,060

Cash flows from investing activities:
Purchases of short-term investments	(6,299)	—
Sales of short-term investments	4,300	—
Purchases of property and equipment	(1,476)	(153)
Purchases of intangible assets	(41)	—
Acquisition of SOAR Solutions, Inc., net of cash acquired	—	(11)

Net cash used in investing activities	(3,516)	(164)

Cash flows from financing activities:
Issuance costs related to the sale of common stock	(618)	—
Proceeds from exercises of stock options and warrants	218	179
Issuance of shareholder note for option exercise	—	(61)

Net cash (used in) provided by financing activities	(400)	118

Net increase in cash and cash equivalents	448	2,014
Cash and cash equivalents at beginning of period	57,562	7,181

Cash and cash equivalents at end of period	$58,010	$9,195

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarters ended March 31, 2005 and 2004

(unaudited)

Note 1 - Summary of Significant Accounting Policies

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

Initial Public Offering

On December 9, 2004, the Company completed its initial public offering and its stock commenced trading on December 10, 2004.

Basis of Presentation

The consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In management’s opinion all normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Stock-Based Compensation

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25. Under this method, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, the Company has elected to continue to apply the intrinsic-value based method of accounting – see Recent Accounting Pronouncements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarters ended March 31, 2005 and 2004

(unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

The following table illustrates the effect on net income if the fair value based method as prescribed by SFAS No. 123 had been applied to all outstanding awards in each period (in thousands, except per share data):

	Quarters ended March 31,
	2005	2004
Net income, as reported	$2,930	$1,684
Add: Stock-based employee compensation included in reported net earnings, net of tax	203	21
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(311)	(42)

Pro forma net income available to shareholders	$2,822	$1,663

Earnings per share
Basic — as reported	$0.12	$0.09
Diluted — as reported	$0.11	$0.08
Basic — pro forma	$0.11	$0.09
Diluted — pro forma	$0.11	$0.08

The value of each employee option granted through March 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the quarter ended March 31, 2005: risk-free interest rate of 4.36%, expected volatility of 100%, expected life of 4 years and dividend yield of 0%. The weighted-average fair value of options granted during that quarter ended March 31, 2005 was $9.34.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. FAS 123R is effective for the Company in the first quarter of 2006, as recently permitted by the Securities and Exchange Commission. Management has not completed its evaluation of the effect that SFAS 123R will have, but believes that when adopted it will increase stock based compensation expense and reduce net income.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. Management is assessing the impact of SAB 107 in conjunction with their evaluation of the impact of SFAS 123R.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarters ended March 31, 2005 and 2004

(unaudited)

Note 2 - Acquisitions

In June 2003, the Company acquired all of the outstanding stock of Soar Solutions, Inc., a real-estate services company, in exchange for $985,000 in cash; an earn-out arrangement equal to 5% of specified gross customer receipts, net of any reserve for bad debt, through March 2006, payable quarterly; and contingent cash consideration of $525,000 and 200,000 shares of unvested restricted common stock.

The contingent cash consideration of $525,000 was placed in escrow and paid in installments when certain performance measures were met. As of December 31, 2004, the performance measures had been met and all escrow amounts had been released.

The restricted common stock vested quarterly as certain performance measures were met. As of June 30, 2004, the performance measures had been met and all shares were vested. The vested shares were recorded at the estimated fair value of the stock at the time such vesting occurred based on the following schedule:

Vesting date	Number of shares	Fair value per share	Total fair value (in thousands)
December 31, 2003	50,000	$2.20	$110
March 31, 2004	50,000	$2.20	$110
June 30, 2004	100,000	$3.53	$353

	200,000		$573

The net assets acquired in the Soar acquisition were assigned values at the date of acquisition and subsequently adjusted for additional contingent consideration as follows (in thousands):

	March 31, 2005	December 31, 2004	June 2003 (date of acquisition)
Cash	$100	$100	$100
Property and equipment	25	25	25
Intangible asset — customer lists	636	636	636
Intangible asset — vendor agreements	1,390	1,390	365
Note payable (paid July 2003)	(141)	(141)	(141)
Goodwill	1,329	948	—

	$3,339	$2,958	$985

The value of the acquired vendor agreements at the date of acquisition was determined to be $1,390,000. As all contingent consideration relates to vendor agreement based milestones, the Company initially recorded the vendor agreements asset at less than fair value. As contingent consideration was earned, the amounts were first applied to increase the vendor agreements asset to fair value. Excess amounts are recorded as goodwill.

In December 2004, the Company acquired software from an individual who has become an employee of the company. The company paid $37,500 in cash, agreed to pay $112,500 payable in future installments provided that certain performance measures are met, issued options to purchase 50,000 shares of common stock and incurred $10,000 of transaction expenses. Because of the uncertainty associated with the future installments, additional amounts will be recorded when the contingent consideration is earned. During the quarter ended March 31, 2005, contingent consideration of $37,500 was earned. Including the contingent consideration earned and options granted in connection with the acquisition that were valued at approximately $410,000, the intangible asset was valued at approximately $493,000 at March 31, 2005.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarters ended March 31, 2005 and 2004

(unaudited)

Note 3 - Earnings per share

During most of 2004, the Company had two classes of equity securities; common stock and redeemable convertible preferred shares. Effective with the Company’s initial public offering, all outstanding redeemable convertible preferred shares were converted to common shares.

Performance-based unvested restricted common shares pertaining to the Soar Solutions, Inc. acquisition were considered outstanding common shares and included in the computation of basic and diluted EPS as of the date that all necessary conditions of vesting were satisfied (see Note 2). Prior to satisfaction of all conditions of vesting, unvested restricted common shares were considered contingently issuable and were excluded from weighted average common shares outstanding.

The share count used to compute basic and diluted earnings per share is calculated as follows (in thousands):

	Quarters ended March 31,
	2005	2004
Weighted average common shares outstanding	25,024	11,662
Less: Unvested restricted shares issued in connection with acquisition of Soar Solutions, Inc.	—	(150)

Weighted average shares outstanding used to compute basic earnings per share	25,024	11,512
Add: dilutive common equivalent shares
Warrants	—	513
Stock options	2,223	1,633
Redeemable convertible preferred stock assuming conversion	—	6,923

Shares used to compute diluted earnings per share	27,247	20,581

Antidilutive stock options	126	1,061

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Quarters ended March 31,
	2005	2004
Calculation of basic earnings per share:
Net income	$2,930	$1,684
Percent of earnings allocable to common shareholders (1)	100%	62%

Undistributed earnings allocable to common shareholders	$2,930	$1,051
Weighted average common shares outstanding	25,024	11,512

Basic earnings per share	$0.12	$0.09

Calculation of diluted earnings per share:
Net income	$2,930	$1,684
Weighted average diluted shares outstanding	27,247	20,581

Diluted earnings per share	$0.11	$0.08

(1)	Calculation of percent of undistributed earnings allocable to common shareholders:

	Quarters ended March 31,
	2005	2004
Weighted average common shares outstanding	25,024	11,512
Weighted average redeemable convertible preferred shares outstanding	—	6,923

Weighted average common shares and redeemable convertible preferred shares outstanding	25,024	18,435
Percent of undistributed earnings allocable to common shareholders:	100%	62%

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarters ended March 31, 2005 and 2004

(unaudited)

Note 4 - Commitments and Contingencies - B&O Taxes

The Company is the subject of an audit by the Washington State Department of Revenue. In late September 2004, the Company received correspondence from the Washington State Department of Revenue asserting preliminarily that all of the Company’s revenues should be subject to the Washington state business and occupation tax. Although the Company intends to vigorously contest the Washington State Department of Revenue’s initial assessment, the Company may be required to pay between $1.9 million and $2.1 million in additional B&O taxes related to revenues through March 31, 2005, including penalties and interest. As of March 31, 2005, the Company had accrued an aggregate of $1.9 million for this potential exposure, representing the Company’s best estimate and the low end of the estimated range. Furthermore, the Company may be required to record additional charges to operations in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the Company’s actual results include, but are not limited to, those discussed below in this Item 2 under the heading “Factors that May Affect Our Business, Financial Condition and Future Results,” as well as those described in our Annual Report on Form 10-K for calendar year 2004 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of today’s date and the Company assumes no obligation to update any such statements to reflect events or circumstances after the date hereof.

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

On December 9, 2004, we completed our initial public offering and our stock began trading on December 10, 2004. We sold 4,166,667 shares of common stock and selling shareholders sold 2,083,333 shares at $15.00 per share. We received net proceeds of approximately $56.1 million, after underwriters’ discounts of approximately $4.4 million and offering expenses of approximately $2.0 million.

We continue to see strong growth in our business during the first quarter of 2005. Revenue was a record $17.6 million, up 89% compared to the first quarter of 2004. Additionally, net income increased 74% to $2.9 million, when compared to first quarter 2004 net income. The first quarter of 2005 represents our 16th consecutive quarter of profitable operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont,)

Results of Operations

Revenues

	Quarters Ended March 31,
	2005	2004	Increase	Percent Change
	(dollars in thousands)
Revenues	$17,619	$9,323	$8,296	89%

Demand for our services increased substantially as our agent customer count exceeded 13,000 at March 31, 2005. This represents an increase of 90% compared to the first quarter of 2004 and 18% compared to the fourth quarter of 2004. Our average monthly customer churn rate remained stable at 6.1% compared to 6.0% for the first quarter of 2004 and 5.9% for the fourth quarter of 2004. As a result of our increase in customer agents, first quarter 2005 revenues increased 89% over the same quarter last year. Our increase in agent customers is primarily attributable to the continued growth of our JustListed and HouseValues services, driven by a significantly expanded sales force.

While we anticipate that revenues will continue to increase in the future, our future growth rate may decline as a result of our larger customer base. In addition, our average revenue per customer may decline in the future as our business matures. Average revenue per customer may also decline if we are forced to discount our prices in response to competition or if we decide to discount our prices in an effort to accelerate our growth.

Sales and Marketing

	Quarters Ended March 31,
	2005	2004	Increase	Percent Change
	(dollars in thousands)
Sales and marketing	$8,622	$4,315	$4,307	100%
Percentage of revenues	49%	46%

Sales and marketing expenses grew as a percentage of revenue due to an increase in the number of sales and marketing employees. The number of sales and marketing employees at March 31, 2005 was 283, an increase of 130% when compared to 123 sales and marketing employees the end of the first quarter of 2004. Our investment in additional employees is intended to drive our revenue growth in 2005 and beyond. Commissions expense also increased as a result of our substantial growth in revenues. Finally, while we saw an increase in the total amount of advertising incurred to generate leads, those costs declined slightly as a percentage of revenues due to overall lower costs per lead coupled with more effective lead allocation across a larger customer base.

We expect sales and marketing expenses to increase as a percentage of revenues during the remainder of 2005 as we continue to invest in our sales force, expand our business and generate more leads.

Technology and Product Development

	Quarters Ended March 31,
	2005	2004	Increase	Percent Change
	(dollars in thousands)
Technology and product development	$1,234	$723	$511	71%
Percentage of revenues	7%	8%

Technology and product development headcount increased to assist in the development of new services and features and the maintenance of our existing services and infrastructure, resulting in higher salary and related costs.

We expect technology and product development expenses to increase as a percentage of our growing revenue base as we hire more personnel to build and maintain the infrastructure required to support increased business levels and the development of new services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

General and Administrative

	Quarters Ended March 31,
	2005	2004	Increase	Percent Change
	(dollars in thousands)
General and administrative	$2,770	$1,323	$1,447	109%
Percentage of revenues	16%	14%

The increase in general and administrative expenses was due to several components:

•	increased costs of professional services and business insurance as a public company;

•	increased B&O tax accruals and credit card fees directly related to the increase in our revenues;

•	increased salaries and related expenses for additional staffing to support the growth in the business, as well as our operations as a public company; and

•	increased occupancy expenses required to support the growth in our workforce.

We expect general and administrative expenses to increase in absolute dollar amounts, but to be consistent with or decline slightly as a percentage of revenue in future quarters. Operating as a public company presents additional management and reporting requirements that will significantly increase our director and officers insurance premiums as well as general liability insurance premiums and professional fees. We also anticipate hiring additional personnel, including investor relations, financial management and reporting personnel, to help manage future growth and our operations as a public company.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on workstations purchased to accommodate our increased headcount, the relocation of office space and the change in phone systems.

Because of the significant investments in leasehold improvements at our new corporate headquarters and purchases of equipment made during 2004 and the first quarter of 2005, we expect depreciation expense to increase in absolute dollar amounts and remain consistent as a percentage of revenue.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2005, remained consistent with the total expense recognized in the quarter ended March 31, 2004, while decreasing as a percent of sales.

Stock-Based Compensation

In 2004, our deferred stock-based compensation balance increased as a result of stock option grants at a price less than the reassessed value per share. As a result, stock-based compensation increased in 2005 due to the amortization of the higher deferred stock-based compensation balance. See “Recent Accounting Pronouncements” for discussion of the required change to the fair value method of accounting for stock options as described in the Recent Accounting Pronouncements.

Interest Income

Interest income increased year-over-year due to larger cash and investment balances. At March 31, 2005, we held $77.3 million in cash, cash equivalents and short-term investments, compared to $9.2 million at March 31, 2004. Cash, cash equivalents and short-term investments increased primarily due to the receipt of proceeds from our initial public offering completed in December 2004.

Income Taxes

First quarter 2005 income tax expense increased as a result of higher pre-tax income. Our effective tax rate for the quarter ended March 31, 2005 was approximately 35.0%, compared to 35.1% for the quarter ended March 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Quarterly Consolidated Statements of Income and Operational Data

The following tables present the unaudited consolidated statements of income data for the five quarters ended March 31, 2005 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2004 Annual Report on For 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005
Consolidated Statements of Income Data:
Revenues	$9,323	$11,150	$12,805	$14,413	$17,619
Expenses:
Sales and marketing	4,315	5,037	6,103	7,148	8,622
Technology and product development	723	783	940	1,304	1,234
General and administrative	1,323	1,376	2,663	2,317	2,770
Depreciation and amortization of property and equipment	198	191	211	350	354
Amortization of intangible assets	163	218	257	257	152
Stock-based compensation	21	55	145	284	297

Total expenses	6,743	7,660	10,319	11,660	13,429

Income from operations	2,580	3,490	2,486	2,753	4,190
Interest income	17	24	43	115	318

Income before income tax expense	2,597	3,514	2,529	2,868	4,508
Income tax expense	913	1,235	885	1,017	1,578

Net income	$1,684	$2,279	$1,644	$1,851	$2,930

Reconciliation of GAAP Measurement to EBITDA:
Net income	$1,684	$2,279	$1,644	$1,851	$2,930
Less: Interest income	(17)	(24)	(43)	(115)	(318)
Add:
Depreciation and amortization of property and equipment	198	191	211	350	354
Amortization of intangible assets	163	218	257	257	152
Amortization of stock-based compensation	21	55	145	284	297
Income tax expense	913	1,235	885	1,017	1,578

EBITDA	$2,962	$3,954	$3,099	$3,644	$4,993

Consolidated Statements of Income Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	46	45	48	50	49
Technology and product development	8	7	7	9	7
General and administrative	14	12	21	16	16
Depreciation and amortization of property and equipment	2	2	1	2	2
Amortization of intangible assets	2	2	2	2	1
Stock-based compensation	—	1	1	2	1

Total expenses	72	69	80	81	76

Income from operations	28	31	20	19	24
Interest income	—	—	—	1	2

Income before income tax expense	28	31	20	20	26
Income tax expense	10	11	7	7	9

Net income	18%	20%	13%	13%	17%

EBITDA	32%	35%	24%	25%	28%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Key Operational Metrics

The following table presents operational data for the five quarters ended March 31, 2005:

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005
Operational Data:
Components of revenue (in thousands):
Core revenue (1)	$8,910	$10,755	$12,382	$13,819	$16,858
Other revenue (2)	413	395	423	594	761

Net Revenue	$9,323	$11,150	$12,805	$14,413	$17,619
Average monthly churn rate (3)	6.0%	6.2%	6.7%	5.9%	6.1%
Average core customers in the quarter (4)	5,896	7,537	9,094	10,501	12,040
Average monthly revenue per core customer (5)	$504	$476	$454	$439	$467

(1)	Core revenue consists of revenue for our primary service offerings, HouseValues and JustListed, that consist of a specified guaranteed number of exclusive leads on prospective home buyers or sellers, our Market Leader system and our coaching and training programs.

(2)	Other revenue consists of revenue related to SOAR services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.

(3)	Average monthly churn is calculated by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core customers are customers from whom we collect fees for our core revenues.

(4)	Average core customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.

(5)	Average revenue per core customer is calculated as core revenue for the quarter divided by the average core customers in the quarter, divided by the number of months in the quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Quarters Ended March 31,
	2005	2004
	(dollars in thousands)
Cash provided by operating activities	$4,364	$2,060
Cash used in investing activities	(3,516)	(164)
Cash (used in) provided by financing activities	(400)	118

Cash equivalents and short-term investments consist of money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. These municipal notes are classified as short-term investments available for sale and are reported at fair value, which approximates cost.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities increased $2.3 million for the first quarter of 2005 compared to the same quarter in 2004. This increase resulted primarily from an increase in net income after non-cash items and increases in our current liabilities.

Investing Activities

Cash used in investing activities for the quarter ended March 31, 2005 of $3.5 million was primarily attributable to net investments in short-term, high-grade, tax-exempt municipal bonds of $2.0 million, and capital expenditures of $1.5 million generally for the purchase of leasehold improvements and office equipment. The source of cash for these investments consisted of cash generated from operations during the first quarter of 2005 and cash on hand as of December 31, 2004. We invest excess cash in money market funds and highly liquid debt instruments.

Financing Activities

Cash used in financing activities for the quarter ended March 31, 2005 was $0.4 million, consisting primarily of $0.6 million of additional expenses related to our initial public offering of common stock offset by $0.2 million of proceeds from the exercise of stock options and warrants.

Cash provided by financing activities for the quarter ended March 31, 2004 consisted primarily of proceeds from the exercise of stock options.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123R”), Share-Based Payments. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. FAS 123R is effective for the Company in the first quarter of 2006, as recently permitted by the SEC. Management has not completed its evaluation of the effect that SFAS 123R will have, but believes that when adopted it will increase stock based compensation expense and reduce net income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

In March 2005, the SEC issued Staff Accounting Bulleting No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. Management is assessing the impact of SAB 107 in conjunction with their evaluation of the impact of SFAS 123R.

Factors That May Affect Our Business, Financial Condition and Future Results

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of agent customer adoption and retention, the cyclical nature of the real estate industry, variability in interest rates and other factors outside of our control. In addition, our expenses may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. We believe that period-to-period comparisons of our past operating results may not be good indicators of our future performance and should not be relied on to predict the future performance of our stock price. For example, we launched our JustListed.com business in January 2004 and experienced rapid revenue growth during 2004 and the first quarter of 2005 as a result. We do not expect that we will be able to sustain this revenue growth rate in future quarters as our business matures and the rate of customer growth declines.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Internet media companies. We compete with large Internet media companies, such as AOL, Google, MSN and Yahoo! for residential real estate agents’ marketing dollars. Some of the large Internet media companies are currently developing enhanced search products, including search products that would allow a user to find real estate related search results in a specific city or geographic area. If their existing or new products become a cost-effective way for real estate agents to generate leads, these products may become an attractive alternative to our services, which could decrease demand for our services or increase our online lead generation costs. Additionally, these companies, on which we rely in part for our own advertising and lead generation needs, may develop or acquire products and services that compete directly with our services. HomeStore, one of the largest Internet real estate sites, has recently entered into the lead generation business.

Online companies focused on real estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include HomeGain, Homes.com, Homestore, ServiceMagic and IAC/InterActiveCorp and its LendingTree business, which includes Domania.com and RealEstate.com, all of which have established web sites and compete or may compete for real estate agent advertising expenditures. In addition, Richard Barton, the founder of Expedia.com and a previous director of IAC has recently announced the formation of a startup company named Zillow, that will focus on the residential real estate market.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition, greater technological capabilities and greater financial, sales, marketing and human resources than we do. These competitors could:

•	develop services that are as effective as or superior to our services or that achieve greater market acceptance than do our services;

•	devote greater resources to marketing or selling their services;

•	make more attractive offers to potential agent customers or otherwise more effectively attract real estate professionals;

•	withstand price competition more successfully than we can;

•	provide services similar to ours at no additional cost by bundling them with their other product and service offerings;

•	make more attractive offers to existing and potential employees than we do;

•	more effectively negotiate third-party arrangements; and

•	take advantage of investments, acquisitions or other opportunities more readily than we can.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Our ability to retain agent customers will depend, in part, on our ability to generate leads from prospective home buyers and sellers in quantities demanded by our customers. In addition, our success will depend on our ability to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of agent customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost-effective basis. Our customer contracts require us to deliver a guaranteed minimum number of leads per month to each agent customer. We occasionally fail to deliver the number of leads we are required to deliver to a customer in a given month. For example, during the quarter ended March 31, 2005, we were unable to deliver approximately 1.2% of our total lead obligations to customers. When we fail to deliver leads, we often will give our agent customers a discount on future services. These discounts totaled approximately $262,000 and $44,000 for the quarters ended March 31, 2005 and 2004, respectively. If we regularly fail to deliver the number of leads we are required to deliver to a customer, that customer will likely become dissatisfied with our services. In addition, if we do not maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, agent coaching and training offerings, or if agent customers are dissatisfied with the quality of the leads that we provide, our agent customers may choose not to extend their contracts for our services.

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions or dissatisfaction with our services. Our average monthly churn rate for the quarter ended March 31, 2005 was 6.1%, compared to 6.0% for the quarter ended March 31, 2004. We calculate “average monthly churn” by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter.

We cannot accurately predict how long agents will remain customers. If our churn rate increases, our revenue will decline and our business will suffer.

We have experienced rapid growth which we may not be able to successfully manage.

We have experienced rapid growth in our revenues, expenses and employee headcount. Since October 2003, we have added a number of key managerial, technical and operations personnel, including our Chief Operating Officer, Chief Financial Officer and Vice President of Sales, and we expect to add additional key personnel in the near future. In addition, our overall employee base has grown from 155 employees as of December 31, 2003 to 356 employees as of March 31, 2005. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.

To manage the anticipated continued growth of our operations and personnel, we will need to further expand our finance, accounting, administrative, sales and operations staff. We cannot assure you that management will be able to hire, train, retain, motivate and manage required personnel. If we are unable to manage growth effectively, our business could be harmed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain real estate or mortgage brokerage licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. Currently, we maintain a real estate brokerage license in the state of Washington and intend to obtain licenses in other states that we determine are necessary for our business. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate or mortgage licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to receive payments or commissions from real estate agents, or if we lose the services of a designated broker, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or replace the designated broker. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold one registered trademark and have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents and have no pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark applications, and any trademarks we may be granted may be successfully challenged by others or invalidated. If our trademark applications are not approved or if our trademarks are invalidated because of prior third-party registrations, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

We may have to pay additional state taxes on our revenues for past years and for future periods.

We are currently the subject of an audit by the Washington State Department of Revenue. In September 2004, we received correspondence from the Washington State Department of Revenue asserting preliminarily that all of the Company’s revenues should be subject to the Washington state business and occupation tax. If the assessment methodology asserted by the state were to apply to our revenues through March 31, 2005, we may be required to pay between $1.9 million and $2.1 million. As of March 31, 2005, we had accrued $1.9 million for the potential exposure related to issues raised by this audit. In addition, we may be required to record additional charges to operations in future periods. Depending on the outcome of the audit and our challenges to it, we may be required to pay past taxes, as well as possible additional penalties and interest.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the first fiscal quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock. We sold 4,166,667 shares of common stock at $15.00 per share, for aggregate gross proceeds of $62.5 million, and selling shareholders sold 2,083,333 shares of common stock at $15.00 per share, for aggregate gross proceeds of $31.2 million. We received net proceeds of approximately $56.1 million after underwriters’ discounts and commissions of approximately $4.4 million and other expenses related to the offering of approximately $2.0 million. None of the proceeds of the offering that we received were used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders. All of the expenses of the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. acted as joint book-running managers of the offering, with Piper Jaffray & Co., Thomas Weisel Partners LLC and Pacific Crest Securities Inc. acting as co-managers of the offering.

Through March 31, 2005, we have used approximately $1.5 million of the proceeds to purchase property and equipment. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1	Description of cash bonus payments to certain executive officers under the Company’s 2004 Executive Officer Bonus Program and description of new 2005 salaries for certain executive officers (incorporated by reference to the description contained in the Company’s Current Report on Form 8-K dated February 8, 2005).

31.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of John Zdanowski, Chief Financial Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc. and John Zdanowski, Chief Financial Officer of HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

By:	/s/ IAN MORRIS
Ian Morris
Authorized Officer and Chief Executive Officer
May 5, 2005