Form 10-Q
period 2005-06-30
HouseValues, Inc.
filed 2005-08-08
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005

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

As of July 18, 2005, there were outstanding 25,509,886 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$20,577	$11,150	$38,196	$20,473
Expenses:
Sales and marketing	10,276	5,037	18,898	9,352
Technology and product development	1,607	783	2,841	1,506
General and administrative	3,043	1,376	5,813	2,699
Depreciation and amortization of property and equipment (1)	402	191	756	389
Amortization of intangible assets	151	218	303	381
Stock-based compensation (2)	258	55	555	76

Total expenses	15,737	7,660	29,166	14,403

Income from operations	4,840	3,490	9,030	6,070
Interest income	486	24	804	41

Income before income tax expense	5,326	3,514	9,834	6,111
Income tax expense	1,618	1,235	3,196	2,148

Net income	$3,708	$2,279	$6,638	$3,963

Net income per share:
Basic	$0.15	$0.12	$0.26	$0.21

Diluted	$0.14	$0.11	$0.24	$0.19

(1) Depreciation and amortization of property and equipment is allocated as follows:

	2005	2004	2005	2004
Technology and product development	$118	$78	$231	$169
General and administrative	284	113	525	220

	$402	$191	$756	$389

(2) Stock-based compensation is allocated as follows:
	2005	2004	2005	2004
Sales and marketing	$62	$5	$128	$11
Technology and product development	22	11	79	21
General and administrative	174	39	348	44

	$258	$55	$555	$76

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$57,658	$57,562
Short-term investments	23,815	17,316
Accounts receivable, net of allowance of $274 and $95	393	84
Prepaid expenses and other assets	1,232	1,245
Deferred income taxes	796	222
Prepaid income taxes	1,212	—
Other current assets	538	1,605

Total current assets	85,644	78,034
Property and equipment, net of accumulated depreciation of $2,800 and $2,051	6,257	3,702
Goodwill	1,815	948
Intangible assets, net of accumulated amortization of $1,528 and $1,226	1,326	1,430
Other noncurrent assets	389	450

Total assets	$95,431	$84,564

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,151	$1,167
Accrued compensation and benefits	2,781	2,407
Accrued expenses and other current liabilities	4,928	3,706
Deferred rent, current portion	261	261
Deferred revenue	1,336	1,014
Income taxes payable	—	103

Total current liabilities	10,457	8,658
Deferred rent, less current portion	1,416	1,306

Total liabilities	11,873	9,964
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,508,376 and 24,935,000 shares at June 30, 2005 and December 31, 2004	69,943	68,631
Deferred stock-based compensation	(3,616)	(4,624)
Retained earnings	17,231	10,593

Total shareholders’ equity	83,558	74,600

Total liabilities and shareholders’ equity	$95,431	$84,564

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,638	$3,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	756	389
Amortization of intangible assets	303	381
Stock-based compensation	555	76
Deferred income tax benefit	(513)	(117)
Tax benefit from exercises of stock options	1,107	—
Changes in certain assets and liabilities
Accounts receivable	(309)	2
Prepaid expenses and other assets	81	77
Prepaid income taxes	(1,212)	—
Other current assets	1,067	—
Accounts payable	180	(395)
Accrued compensation and benefits	374	252
Accrued expenses and other current liabilities	1,181	607
Deferred rent	110	—
Deferred revenue	322	249
Income taxes payable	(103)	140

Net cash provided by operating activities	10,537	5,624

Cash flows from investing activities:
Purchases of short-term investments	(10,799)	(12,000)
Sales of short-term investments	4,300	—
Change in restricted cash	—	125
Purchases of property and equipment	(3,402)	(281)
Purchases of goodwill and intangible assets	(580)	(258)

Net cash used in investing activities	(10,481)	(12,414)

Cash flows from financing activities:
Issuance costs related to the sale of common stock	(614)	—
Cash held for third party common stock transaction (see Note 6)	—	750
Proceeds from exercises of stock options	654	19
Proceeds from repayment of shareholder note receivable	—	1

Net cash provided by financing activities	40	770

Net increase (decrease) in cash and cash equivalents	96	(6,020)
Cash and cash equivalents at beginning of period	57,562	7,181

Cash and cash equivalents at end of period	$57,658	$1,161

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

HouseValues, Inc. was incorporated in Washington in May 1999. We provide an innovative service offering that enables real estate and mortgage professionals to capture, cultivate and convert leads into closed transactions. The integrated service offering combines leads generated from HouseValues.com and JustListed.com web sites with an online prospect management system and personalized coaching and training to help customers increase lead conversion.

Initial Public Offering

On December 9, 2004, we completed our initial public offering and our stock commenced trading on December 10, 2004.

Basis of Presentation

The consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements should be read in conjunction with the financial statements included in our 2004 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the period ended June 30, 2005 are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, we have elected to continue to apply the intrinsic-value based method of accounting – see Recent Accounting Pronouncements.

The following table illustrates the effect on net income if the fair value based method as prescribed by SFAS No. 123 had been applied to all outstanding awards in each period (in thousands, except per share data):

	Quarters ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$3,708	$2,279	$6,638	$3,963
Add: Stock-based employee compensation included in reported net earnings, net of tax	189	55	400	76
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(372)	(95)	(686)	(137)

Pro forma net income available to shareholders	$3,525	$2,239	$6,352	$3,902
Earnings per share
Basic — as reported	$0.15	$0.12	$0.26	$0.21
Diluted — as reported	$0.14	$0.11	$0.24	$0.19
Basic — pro forma	$0.14	$0.12	$0.25	$0.21
Diluted — pro forma	$0.13	$0.11	$0.24	$0.19

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

The value of each employee option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the periods presented.

	Quarters ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average risk free interest rate	3.71%	4.54%	4.01%	4.54%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	90%	0%	95%	0%
Expected life (in years)	3.0	4.0	3.5	4.0
Weighted average fair value	$8.18	$0.82	$8.72	$0.82

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123R on a modified prospective method. Under this method, compensation expense is recorded (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements. We have not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard will have a material impact on our consolidated statements of income, earnings per share and consolidated statements of cash flows. SFAS No. 123R will be effective for our first quarter of 2006.

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

Note 2 - Acquisitions

In June 2003, we acquired the stock of Soar Solutions, Inc., a real-estate services company, in exchange for $985,000 in cash, 200,000 shares of unvested restricted common stock, an earn-out arrangement equal to 5% of specified customer receipts through March 2006 and contingent cash consideration of $525,000. As of June 30, 2005, additional amounts of approximately $1,743,000 have been earned under the earn-out arrangement.

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

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 - Acquisitions (Cont.)

The net assets acquired in the Soar acquisition were assigned values at the date of acquisition and subsequently adjusted for additional contingent consideration as follows (in thousands):

	June 30, 2005	December 31, 2004	June 2003 (date of acquisition)
Cash	$100	$100	$100
Property and equipment	25	25	25
Intangible asset — customer lists	636	636	636
Intangible asset — vendor agreements	1,390	1,390	365
Note payable (paid July 2003)	(141)	(141)	(141)
Goodwill	1,815	948	—

	$3,825	$2,958	$985

The value of the vendor agreements acquired was determined to be $1,390,000. As the contingent consideration related to vendor agreement based milestones, we initially recorded the vendor agreements asset at less than fair value. As contingent consideration was earned, the amounts were applied to increase the vendor agreements asset to fair value. Excess amounts were recorded as goodwill.

In December 2004, we acquired software from an individual who has become an employee of the company. The company paid $37,500 in cash and issued 50,000 stock options, valued at $410,000. The agreement also provided for additional payments of $112,500, contingent upon certain events. A recent modification to the purchase agreement increased contingent payments to a total of $162,500. As of June 30, 2005 contingent consideration of $37,500 was earned, and additional amounts will be recorded when earned. Including cash paid at acquisition, contingent consideration earned, options granted in connection with the acquisition and transaction expenses, the acquired asset was valued at approximately $495,000 at June 30, 2005.

Note 3 - Earnings per share

During most of 2004, we had two classes of equity securities; common stock and redeemable convertible preferred shares. Effective with our initial public offering, all outstanding redeemable convertible preferred shares were converted to common shares.

Performance-based unvested restricted common shares related to the Soar Solutions, Inc. acquisition were considered outstanding common shares and included in the computation of basic and diluted EPS as of the date that all necessary conditions of vesting were satisfied (see Note 2). Prior to satisfaction of all conditions of vesting, unvested restricted common shares were considered contingently issuable and were excluded from weighted average common shares outstanding.

The share count used to compute basic and diluted earnings per share is calculated as follows (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	25,258	11,948	25,142	11,805
Less: Unvested restricted shares issued in connection with acquisition of Soar Solutions, Inc	—	(100)	—	(125)

Weighted average shares outstanding used to compute basic earnings per share	25,258	11,848	25,142	11,680
Add: dilutive common equivalent shares
Warrants	—	543	—	528
Stock options	2,144	1,749	2,183	1,691
Redeemable convertible preferred stock assuming conversion	—	6,820	—	6,872

Shares used to compute diluted earnings per share	27,402	20,960	27,325	20,771

Antidilutive stock options	361	—	361	530

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Earnings per share (Cont.)

Earnings allocable to common shareholders are (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	25,258	11,848	25,142	11,680
Weighted average redeemable convertible preferred shares outstanding	—	6,820	—	6,872

Weighted average common shares and redeemable convertible preferred shares outstanding	25,258	18,668	25,142	18,552
Percent of undistributed earnings allocable to common shareholders:	100%	63%	100%	63%

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Calculation of basic earnings per share:
Net income	$3,708	$2,279	$6,638	$3,963
Percent of earnings allocable to common shareholders	100%	63%	100%	63%

Undistributed earnings allocable to common shareholders	$3,708	$1,446	$6,638	$2,497
Weighted average common shares outstanding	25,258	11,848	25,142	11,680

Basic earnings per share	$0.15	$0.12	$0.26	$0.21

Calculation of diluted earnings per share:
Net income	$3,708	$2,279	$6,638	$3,963
Weighted average diluted shares outstanding	27,402	20,960	27,325	20,771

Diluted earnings per share	$0.14	$0.11	$0.24	$0.19

Note 4 - Income Taxes

Our effective tax rate was 30.4% and 32.5% for the quarter and six month periods ended June 30, 2005, compared to 35.2% for the quarter and six month periods ended June 30, 2004. Our effective tax rate decreased due to an increase in our tax-exempt interest income.

Note 5 - Commitments and Contingencies - B&O Taxes

We are being audited by the Washington State Department of Revenue and have received preliminary assessments asserting that substantially all of our revenues should be subject to the Washington state business and occupation tax. Although we intend to vigorously contest the assessments, we may be required to pay up to $2.4 million in B&O taxes related to revenues through June 30, 2005, including penalties and interest. As of June 30, 2005, we have accrued an aggregate of $2.2 million, representing our best estimate for this exposure. Furthermore, we may be required to record additional charges to operations in future periods.

Note 6 - Related Party Transaction

In connection with a sale of common shares between our chairman and William Blair Capital Partners in April 2004, we agreed to serve as a temporary escrow agent for funds that were to be placed in permanent escrow pursuant to a separate agreement between an existing shareholder and the Chairman of the Board. These funds, which totaled $750,000 are included in other accrued liabilities in the consolidated balances sheet as of June 30, 2004. The funds were transferred to a permanent escrow account outside of our control on July 15, 2004.

Note 7 - Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2005	2004
Cash paid during the period for income taxes, net of refunds received	$3,917	$2,008
Noncash investing and financing activities:
Value of common stock vested in connection with acquisition of SOAR Solutions, Inc.	—	$455
Conversion of redeemable convertible preferred stock to common stock	—	$106
Accrued earn-out payments related to SOAR Solutions, Inc. acquisition	$486	$314
Note receivable from shareholder	—	$61

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the Company’s actual results include, but are not limited to, those discussed below in this Item 2 under the heading “Factors that May Affect Our Business, Financial Condition and Future Results,” as well as those described in our Quarterly Report on Form 10-Q for first quarter of 2005 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of the date of this report and the Company assumes no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Our service offering enables residential real estate professionals to capture, cultivate and convert leads into closed transactions. Our integrated offering combines leads generated from our HouseValues.com and JustListed.com web sites with our online prospect management system and personalized coaching and training to help agent customers increase lead conversion. We generate revenue from this service offering by charging agent customers a monthly fixed fee.

Since January of 2005, we have been testing a new marketing service specifically designed to help mortgage professionals write more business by enabling them to build relationships with both prospective home buyers and local real estate agents. This service was officially announced during the second quarter of 2005 and currently has more than 500 customers. This integrated service offering includes exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. We generate revenue from this new service offering by charging mortgage customers a monthly fixed fee.

We continued to see strong growth in our business during the second quarter of 2005. Revenue was a record $20.6 million, up 85% compared to the second quarter of 2004. Additionally, second quarter net income increased 63% to $3.7 million, when compared to the same period last year. The second quarter of 2005 represents our 17th consecutive quarter of profitable operations.

On December 9, 2004, we completed our initial public offering and our stock began trading on December 10, 2004. We sold 4,166,667 shares of common stock and selling shareholders sold 2,083,333 shares at $15.00 per share. We received net proceeds of approximately $56.1 million, after underwriters’ discounts of approximately $4.4 million and offering expenses of approximately $2.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Results of Operations

Revenues

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$20,577	$11,150	$38,196	$20,473

Revenues for the second quarter of 2005 increased 85% over the same quarter in 2004 while year-to-date revenues increased 87%. Customer count increased 70% year over year while average revenue per customer increased about 3%. Our increase in revenues is primarily attributable to the continued growth of our JustListed and HouseValues services, driven by a significantly expanded sales force and our new service offering to mortgage professionals.

Revenue in the second quarter of 2005 increased 17% over the first quarter of 2005 for the same reasons noted in the year over year comparison. We experienced a 7% increase in customer count quarter over quarter, as well as a 5% increase in our average monthly revenue per customer. More information about the sequential change in revenue and customers is included in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

We anticipate that revenues will continue to increase in the future as we continue to expand our customer base and broaden our service offerings. However, our future growth rate may decline as a result of our larger customer base.

Sales and Marketing

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales and marketing expense	$10,276	$5,037	$18,898	$9,352
Percentage of revenues	49.9%	45.2%	49.5%	45.7%

We continued to build our sales and marketing team resulting in significant increases in sales and marketing expense during the quarter and year-to-date periods ended June 30, 2005. Sales and marketing employees totaled 332 at June 30, 2005, an increase of 116% compared to June 30, 2004. Commissions expense increased as a result of our substantial growth in revenues. Advertising expense incurred to generate leads increased in total dollars, but declined as a percent of revenues due to overall lower costs per lead coupled with more effective lead allocation across our larger customer base. Marketing expenditures for the quarter increased related to branding, market research and new consumer advertising, efforts designed to improve our ability to attract new customers and consumer leads.

Second quarter 2005 sales and marketing expense increased $1.7 million over the first quarter of 2005 and increased as a percentage of revenue from 48.9% to 49.9%. This growth in expense primarily resulted from a 17% increase in headcount quarter to quarter as we continue to increase our sales force, as well as increased product marketing and branding. Lead generation expenses also increased in absolute dollars but declined as a percentage of revenue quarter to quarter due to lower costs per lead and increased distribution efficiencies in meeting our lead commitments.

We expect sales and marketing expenses to increase both on a total dollar basis and as a percentage of revenues during the remainder of 2005 as we continue to invest in our sales force, expand our business and generate more leads for our growing customer base. While we expect continued lead distribution efficiencies, seasonality in consumer lead generation will likely lead to higher per lead costs for the balance of the year.

Technology and Product Development

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Technology and product development expense	$1,607	$783	$2,841	$1,506
Percentage of revenues	7.8%	7.0%	7.4%	7.4%

We saw increases in technology and product development expense for the quarter and year-to-date periods ended June 30, 2005 as compared to the same periods in 2004. Headcount increased as we continue to maintain and improve our existing services, features and infrastructure for our increasing customer base.

When comparing the second quarter of 2005 with the first quarter of 2005, technology and product development expense increased about $0.4 million and increased as a percentage of revenue from 7.0% to 7.8% quarter over quarter for the same reasons noted in the year over year comparison.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

We expect product development expenses to increase slightly as a percentage of our growing revenue base as well as in absolute terms as we hire more personnel to scale and improve our service offerings and to explore opportunities for new services. As we increase headcount to implement significant service upgrades and to develop new service offerings, costs associated with these activities may be capitalized as internally developed software and website development costs in accordance with the accounting guidance in AICPA Statement of Position 98-1 and FASB Emerging Issues Task Force Issue No. 00-2.

General and Administrative

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
General and administrative expense	$3,043	$1,376	$5,813	$2,699
Percentage of revenues	14.8%	12.3%	15.2%	13.2%

General and administrative expenses increased in total dollars and as a percentage of revenues for both the quarter and year-to-date periods ended June 30, 2005 when compared to the same periods last year. These increases were due to several components:

•	increased salaries and related expenses for additional staffing to support the growth in the business, as well as our operations as a public company;

•	increased costs of professional services and business insurance as a public company;

•	increased State of Washington Business & Occupation tax accruals and credit card fees directly related to the increase in our revenues; and

•	increased occupancy expenses required to support the growth in our workforce.

Second quarter 2005 general and administrative expenses increased $0.3 million from the first quarter of 2005, but decreased as a percentage of revenue from 15.7% to 14.8%. The additional expense primarily reflected the costs of additional personnel, credit card fees, state taxes and professional fees.

We expect general and administrative expenses to increase in absolute dollar amounts, but to be consistent with our current level of performance or to decline slightly as a percentage of revenue in future quarters. Operating as a public company presents additional management and reporting requirements that have significantly increased our director and officers insurance premiums as well as general liability insurance premiums and professional fees. We also continue to hire additional personnel, including investor relations and financial management personnel, to help manage future growth and our operations as a public company.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on workstations and equipment purchased to accommodate our increased headcount, the relocation of office space, additional investment in our technological infrastructure and the development of new products and features.

Because of the additions already made to our capital assets during 2004 and the first half of 2005 and our future planned additions, we expect depreciation expense to increase in absolute dollar amounts and as a percentage of revenue.

Amortization of Intangible Assets

Amortization of intangible assets decreased a small amount for the quarter and year-to-date periods ended June 30, 2005, when compared to the same periods in 2004. The decreases in amortization expense resulted from intangible assets becoming fully amortized.

Stock-Based Compensation

In 2004, our deferred stock-based compensation balance increased as a result of stock option grants at a price less than the reassessed value per share. As a result, stock-based compensation increased in 2005 due to the amortization of the higher deferred stock-based compensation balance.

See “Recent Accounting Pronouncements” for discussion of the required change to the fair value method of accounting for stock options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Interest Income

Interest income increased significantly quarter-over-quarter and year-over-year due to larger cash and investment balances in 2005. At June 30, 2005, we held $81.5 million in cash, cash equivalents and short-term investments, compared to $13.2 million at June 30, 2004. Cash, cash equivalents and short-term investments increased primarily due to the receipt of proceeds from our initial public offering completed in December 2004, as well as cash generated from operations.

Income Taxes

Second quarter and year-to-date 2005 income tax expense increased over the same periods last year as a result of higher pre-tax income partially offset by a lower effective tax rate. During the second quarter of 2005, our estimated annual tax rate was revised to 32.5%, from a first quarter estimate of 35%, due to an increase in our tax-exempt income. As a result, our second quarter effective tax rate was adjusted to 30.4%, bringing our June 30, 2005 year-to-date effective tax rate to 32.5%.

We anticipate our effective tax rate will continue at 32.5% for the balance of the year.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Quarterly Consolidated Statements of Income and Operational Data

The following tables present the unaudited consolidated statements of income data for the six quarters ended June 30, 2005 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2004 Annual Report on For 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005
Consolidated Statements of Income Data, in thousands:
Revenues	$9,323	$11,150	$12,805	$14,413	$17,619	$20,577
Expenses:
Sales and marketing	4,315	5,037	6,103	7,148	8,622	10,276
Technology and product development	723	783	940	1304	1,234	1,607
General and administrative	1,323	1,376	2,663	2,317	2,770	3,043
Depreciation and amortization of property and equipment	198	191	211	350	354	402
Amortization of intangible assets	163	218	257	257	152	151
Stock-based compensation	21	55	145	284	297	258

Total expenses	6,743	7,660	10,319	11,660	13,429	15,737

Income from operations	2,580	3,490	2,486	2,573	4,190	4,840
Interest income	17	24	43	115	318	486

Income before income tax expense	2,597	3,514	2,529	2,868	4,508	5,326
Income tax expense	913	1,235	885	1017	1,578	1,618

Net income	$1,684	$2,279	$1,644	$1,851	$2,930	$3,708

Reconciliation of GAAP Measurement to EBITDA (1):
Net income	$1,684	$2,279	$1,644	$1,851	$2,930	$3,708
Less: Interest income	(17)	(24)	(43)	(115)	(318)	(486)
Add:
Depreciation and amortization of property and equipment	198	191	211	350	354	402
Amortization of intangible assets	163	218	257	257	152	151
Amortization of stock-based compensation	21	55	145	284	297	258
Income tax expense	913	1,235	885	1017	1,578	1,618

EBITDA (1)	$2,962	$3,954	$3,099	$3,644	$4,993	$5,651

Consolidated Statements of Income Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	46	45	48	50	49	50
Technology and product development	8	7	7	9	7	8
General and administrative	14	12	21	16	16	15
Depreciation and amortization of property and equipment	2	2	1	2	2	2
Amortization of intangible assets	2	2	2	2	1	1
Stock-based compensation	—	1	1	2	1	1

Total expenses	72	69	80	81	76	77

Income from operations	28	31	20	19	24	24
Interest income	—	—	—	1	2	2

Income before income tax expense	28	31	20	20	26	26
Income tax expense	10	11	7	7	9	8

Net income	18%	20%	13%	13%	17%	18%

EBITDA (1)	32%	35%	24%	25%	28%	27%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Key Operational Metrics

The following table presents operational data for the six quarters ended June 30, 2005:

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005
Operational Data:
Components of revenue (in thousands):
Core revenue (1)	$8,910	$10,755	$12,382	$13,819	$16,858	$19,807
Other revenue (2)	413	395	423	594	761	770

Net revenue	$9,323	$11,150	$12,805	$14,413	$17,619	$20,577
Core customers, end of period	6,862	8,212	9,975	11,027	13,052	13,981
Average monthly churn rate (3)	6.0%	6.2%	6.7%	5.9%	6.1%	6.6%
Average core customers in the quarter (4)	5,896	7,537	9,094	10,501	12,040	13,517
Average monthly revenue per core customer (5)	$504	$476	$454	$439	$467	$488

Customer count increased by more than 900 customers for the second quarter of 2005, compared to a net increase of approximately 2,000 customers in the first quarter primarily because we added fewer new customers, consistent with the seasonal pattern of our business. This pattern was more pronounced this year as we used substantially fewer price-related promotions for new customers early in the second quarter. We decreased our use of these promotions because we found that customers brought on with discounted pricing tend to churn at a faster rate than our overall customer base. This change also contributed to the increase in our churn rate from 6.1% to 6.6%. While we expect to experience fluctuations in our churn rate from quarter to quarter, we continue to believe that our churn rate will remain within the range we have experienced over the past two years.

Average monthly revenue per customer increased in second quarter of 2005 by 5%. Contributing to this quarter’s average revenue increase was the addition of the mortgage product purchases that tend to have higher lead commitments and our reduced use of promotional pricing for new customers. Average revenue per customer will fluctuate from quarter to quarter, however it may decline as our business matures or if we are forced to discount our prices in response to competition or in an effort to accelerate our growth.

(1)	Core revenue consists of revenue for our primary service offerings, (a) HouseValues and JustListed, our offerings for real estate professionals, that consist of a specified guaranteed number of exclusive leads on prospective home buyers or sellers, our Market Leader system and our coaching and training programs and (b) JustListed Connect, our offering for mortgage professionals, that consists of a specified number of exclusive leads on prospective home sellers, our Market Leader system and our coaching and training programs.

(2)	Other revenue consists of revenue related to SOAR services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.

(3)	Average monthly churn is calculated by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core customers are customers from whom we collect fees for our core revenues.

(4)	Average core customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.

(5)	Average revenue per core customer is calculated as core revenue for the quarter divided by the average core customers in the quarter, divided by the number of months in the quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Six months ended June 30,
	2005	2004
	(dollars in thousands)
Cash provided by operating activities	$10,537	$5,624
Cash used in investing activities	(10,481)	(12,414)
Cash provided by financing activities	40	770

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

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities increased $4.9 million for the first half of 2005 compared to the same period in 2004. This increase resulted primarily from an increase in net income after non-cash items, increases in our current liabilities, tax benefits received on the exercise of stock options and a decrease in our other current assets partially offset by an increase to our income tax receivable.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2005 decreased by $1.9 million compared to the same period last year. During the first six months of 2005, our net investments in short-term, high-grade, tax-exempt municipal bonds were $5.5 million less than for the same period in 2004, while capital expenditures of increased $3.1 million. Our capital expenditures were generally for the purchase of office equipment and leasehold improvements to facilitate our increased headcount as well as investments in our customer-facing infrastructure and the development costs related to new products and features. Our investments and capital expenditures were funded by cash generated from operations during the first half of 2005 and cash on hand as of December 31, 2004.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2005 decreased by $0.7 million compared to the same period last year. In 2005, we paid expenses related to our initial public offering of common stock that were offset by proceeds from the exercise of stock options. Cash provided by financing activities in 2004 consisted primarily of $0.8 million of cash held by the Company for a third party common stock transaction.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123R on a modified prospective method. Under this method, compensation expense is recorded (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements. We have not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard will have a material impact on the consolidated statements of income, earnings per share and consolidated statements of cash flow. SFAS No. 123R will be effective for our first quarter of 2006.

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

The success of our business model depends on our ability to attract new and retain existing customers and to efficiently generate leads from consumers visiting our web sites. Any failure to execute this strategy could harm our business. Our business model is relatively new and unproven and is still evolving.

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

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer adoption and retention, the cyclical nature of the real estate industry, variability in interest rates and other factors outside of our control. In addition, our expenses may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. We believe that period-to-period comparisons of our past operating results may not be good indicators of our future performance and should not be relied on to predict the future performance of our stock price. For example, we launched our JustListed.com business in January 2004 and experienced rapid revenue growth during 2004 and the first two quarters of 2005 as a result. We do not expect that we will be able to sustain this revenue growth rate in future quarters as our business matures and the rate of customer growth declines.

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

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. All of our services, including online lead generation, online prospect management, and customer coaching and training are provided separately by other companies, and it is possible that one or more of these companies, or a new market entrant, could adopt a business model that competes directly with us.

Our current and potential competitors include:

Traditional sellers of advertising to real estate professionals. We compete with traditional sellers of advertising, including local and regional newspapers, local magazines, and “rack” publications advertising homes for sale, for a share of the marketing dollars that residential real estate professionals spend to attract prospective home buyers and sellers. Real estate professionals may continue to view traditional advertising sources as the most effective means to reach prospective home buyers and sellers, leading to a lack of demand for our services. If we fail to persuade these customers to spend marketing dollars on our services, our business and operating results will suffer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Internet media companies. We compete with large Internet media companies, such as AOL, Google, MSN and Yahoo! for real estate professionals’ marketing dollars. Some of the large Internet media companies are currently developing enhanced search products, including search products that would allow a user to find real estate related search results in a specific city or geographic area. If their existing or new products become a cost-effective way for real estate professionals to generate leads, these products may become an attractive alternative to our services, which could decrease demand for our services or increase our online lead generation costs. Additionally, these companies, on which we rely in part for our own advertising and lead generation needs, may develop or acquire products and services that compete directly with our services. HomeStore, one of the largest Internet real estate sites, has recently entered into the lead generation business.

Online companies focused on real estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include Homes.com, Homestore, ServiceMagic and IAC/InterActiveCorp and its LendingTree business, which includes Domania.com and RealEstate.com, all of which have established web sites and compete or may compete for real estate professionals’ advertising expenditures. In addition, Richard Barton, the founder of Expedia.com and a previous director of IAC has recently announced the formation of a startup company named Zillow, that will focus on the residential real estate market.

In addition, consolidation driven by online service providers involved in the real estate industry and Internet media companies could create more potent competitors. For instance, Classified Ventures recently acquired HomeGain, an online real estate lead generation company. Increased consolidation among online service providers in the residential real estate industry could result in additional competitors that have significantly greater resources or greater brand recognition than we do, and that are able to provide a broader and more attractive suite of services to real estate professionals than we can.

Real estate and mortgage brokerage firms. Some real estate and mortgage brokerage firms currently offer services similar to ours, and in the future these firms and other brokerage firms may become direct competitors. A significant percentage of residential real estate professionals are affiliated with large national or regional brokerage firms. If these brokerage firms, or smaller independent brokerage firms, decide to provide their agents with a service offering or suite of service offerings similar to ours at a lower cost or free of charge, or if they attempt to restrict the ability of their agents to use our services, demand for our services by real estate professionals could decrease.

Many of our existing and potential competitors have longer operating histories, greater name recognition, greater technological capabilities and greater financial, sales, marketing and human resources than we do. These competitors could:

•	develop services that are as effective as or superior to our services or that achieve greater market acceptance than do our services;

•	devote greater resources to marketing or selling their services;

•	make more attractive offers to potential customers or otherwise more effectively attract real estate professionals;

•	withstand price competition more successfully than we can;

•	provide services similar to ours at no additional cost by bundling them with their other product and service offerings;

•	make more attractive offers to existing and potential employees than we do;

•	more effectively negotiate third-party arrangements; and

•	take advantage of investments, acquisitions or other opportunities more readily than we can.

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

Our growth depends in large part on increasing the number of our customers. However, prospective customers may not be familiar with our services and may be accustomed to using traditional methods of advertising and marketing. To attract more customers, we must convince real estate professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire more customers or that our future sales efforts will be effective. If we reach the point at which we have attempted to sell our services to the majority of residential real estate customers and/or mortgage customers, our ability to further increase the number of customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate agents and/or mortgage customers that are actively engaged in the industry during any particular period.

Any failure to retain customers could harm our business.

Our ability to retain customers will depend, in part, on our ability to generate leads from prospective home buyers and sellers in quantities demanded by our customers. In addition, our success will depend on our ability to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost-effective basis. Our customer contracts require us to deliver a guaranteed minimum number of leads per month to each customer. We occasionally fail to deliver the number of leads we are required to deliver to a customer in a given month. For example, during the quarter ended June 30, 2005, we were unable to deliver approximately 2.2% of our total lead obligations to customers. Our estimated obligation for underdelivered leads at June 30, 2005 was approximately $76,000. If we regularly fail to deliver the number of leads we are required to deliver to a customer, that customer will likely become dissatisfied with our services. In addition, if we do not maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customers may choose not to extend their contracts for our services.

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions or dissatisfaction with our services. Our average monthly churn rate for the quarter ended June 30, 2005 was 6.6%, compared to 6.2% for the quarter ended June 30, 2004. We calculate “average monthly churn” by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter.

We cannot accurately predict how long agents or mortgage professionals will remain customers. If our churn rate increases, our revenue will decline and our business could suffer.

We have experienced rapid growth which we may not be able to successfully manage.

We have experienced rapid growth in our revenues, expenses and employee headcount. In addition to adding a number of senior individuals to our management team, our overall employee base has grown from 155 employees as of December 31, 2003 to 422 employees as of June 30, 2005. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.

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

We rely almost entirely on advertising to generate leads for customers.

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

Risks associated with television advertising. Television advertising rates depend on a number of factors, including the strength of the national economy and regional economies and the strength of certain industries that advertise frequently. Advertising rates are also subject to cyclical and seasonal fluctuations. If television advertising prices increase significantly, in the absence of more efficient ways to generate leads, our marketing expenses will also increase, which would harm our results of operations.

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

The amount of a homeowner’s monthly mortgage payment is significantly dependent on interest rate levels. Interest rates have begun to rise from their recent historical lows and many economists predict that interest rates will continue to rise in the near future. Increases in interest rates could make housing less affordable and negatively affect the housing market, which could decrease consumer interest in the services offered through our web sites. A decrease in demand for residential real estate or a decrease in housing affordability could result in a decrease in the number of active real estate professionals and a decrease in the amount these individuals are willing to spend on services such as ours.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

We may in the future be subject to intellectual property rights claims.

Other companies, including our current or potential competitors, could make claims against us alleging infringement of their intellectual property rights. We have been subject to and expect to continue to be subject to, claims regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle, and could significantly divert management’s attention from other business concerns. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all.

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

We collect personally identifiable information from prospective home buyers and sellers and evaluate the use of our Market Leader prospect management system by customers, which could result in additional costs or claims.

We rely on the collection, use and disclosure of personally identifiable information from prospective home buyers and sellers and from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our web sites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. In addition, concern among real estate professionals or potential home buyers or sellers about our privacy practices could keep them from using our services and require us to alter our business practices or incur significant expenses to educate them about how we use this information. In accordance with our privacy policy, in certain instances we have provided personally identifiable information about potential home buyers and sellers to third parties for purposes of analyzing our audience demographics, audience size and other audience characteristics, such as the pages web users spend the most time viewing on our site, the times of day or night that users visit our site, and the order in which users navigate through our site.

The value of our services could be diminished if anti-spam software filters out emails we send.

Our Market Leader prospect management system includes a feature that automatically sends out personalized email messages to prospective home buyers and sellers on behalf of customers. In addition, we send a large amount of email to real estate professionals as part of our customer acquisition strategy, some of which is unsolicited. In the past, anti-spam software used by Internet service providers and personal computer users has filtered out these email messages as unsolicited email, or “spam.” If this problem persists or becomes more pervasive, the value of our Market Leader system to customers, and our ability to attract new customers, could be reduced, both of which would harm our business. In addition, it is possible that we may not currently or in the future fully comply with anti-spam legislation, and any failure to comply with such laws could result in penalties or damage our reputation.

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

Decreases in customer acquisition or retention may not be immediately reflected in our operating results.

The effect of significant decreases in the number of active customers may not be fully reflected in our results of operations until future periods. Much of the revenue we report in each quarter is from agreements entered into during previous quarters. Consequently, a decline in new customer contracts or an increase in cancellations in any one quarter will not necessarily be fully reflected in the revenue reported until the following quarter and may negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure in a timely manner to reflect these reduced revenues.

If we fail to comply with the various laws and regulations that govern the real estate industry, our business may be harmed.

Our business is governed by various federal, state and local laws and regulations governing the real estate industry, including the Real Estate Settlement Procedures Act (RESPA), the Fair Housing Act, state and local real estate and mortgage broker licensing laws, federal and state laws prohibiting unfair and deceptive acts and practices, and federal and state advertising laws. We may not have always been and may not always be in compliance with each of these requirements. Failure to comply with these requirements may result in, among other things, revocation of required licenses, indemnification liability to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liability.

Due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain real estate or mortgage brokerage licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate or mortgage licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to receive payments or commissions from real estate professionals, or if we lose the services of a designated broker, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or replace the designated broker. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

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

RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service, including real estate and mortgage brokerage services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services. Notwithstanding these prohibitions, RESPA expressly permits payments pursuant to cooperative brokerage and referral arrangements or agreements between real estate agents and brokers. In addition, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or facilities furnished or the services performed, excluding the value of any referrals that may be provided in connection with such goods, facilities or services. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, and civil and criminal liability.

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

We may selectively acquire other businesses, product lines or technologies. The successful execution of an acquisition strategy will depend on our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. Acquisitions involve numerous risks, including the following: difficulties in integrating the operations, technologies, and products of the acquired companies; diversion of management’s attention from normal daily operations of the business; inability to maintain the key business relationships and the reputations of acquired businesses; entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions; dependence on unfamiliar affiliates and partners; insufficient revenues to offset increased expenses associated with acquisitions; reduction or replacement of the sales of existing services by sales of products or services from acquired lines of business; responsibility for the liabilities of acquired businesses; inability to maintain our internal standards, controls, procedures and policies; and potential loss of key employees of the acquired companies.

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

We rely on our sales force to sell our services and increase revenue. Failure to attract, motivate and retain qualified sales personnel may harm our business.

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

Prospective home buyers and sellers could make a claim against us for the actions of a customer over whom we have little or no control. We do not conduct any due diligence or background checks on new customers or seek information regarding their credentials. We may be liable for content provided by customers that is posted on or disseminated through our web sites. Our insurance may not be adequate to cover us for these liabilities, and, to the extent not covered by insurance, these liabilities could reduce our margins and harm our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Our brand could be harmed if customers do not provide quality service to prospective home buyers and sellers.

We rely on customers to promote our brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our Market Leader System to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

Our operating results may be subject to seasonality and may vary significantly among quarters during a calendar year.

We are subject to seasonal fluctuations in advertising rates and lead generation. Changing consumer behavior at various times throughout the year affects our advertising expenses. Television advertising is generally more expensive in the fourth calendar quarter in connection with the holiday season.

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

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold one registered trademark and have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents but we have several pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark or patent applications, and any trademarks or patents we may be granted may be successfully challenged by others or invalidated. If our trademark or patent applications are not approved or if our trademarks or patents are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. In addition, laws applicable to the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet. Changes in Internet laws and regulations could lead to situations in which we are considered to “operate” or “do business” in states where customers conduct their business, resulting in potential claims or regulatory action. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations, our business could be harmed.

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

We are currently the subject of an audit by the Washington State Department of Revenue and have received preliminary assessments asserting that substantially all of our revenues should be subject to the Washington state business and occupation tax. If the assessment methodology asserted by the state were to apply to our revenues through June 30, 2005, we may be required to pay up to $2.4 million. As of June 30, 2005, we have accrued $2.2 million for the potential exposure related to issues raised by this audit. In addition, we may be required to record additional charges to operations in future periods. Depending on the outcome of the audit and our challenges to it, we may be required to pay past taxes, as well as possible additional penalties and interest.

Any failure of our technology to perform satisfactorily could result in lost revenue, damage to our reputation and expenditure of significant resources.

Our technology is relatively new and complex and may in the future be subject to errors, defects or performance problems. In addition, we may encounter problems when we update our technology to expand and enhance its capabilities. Our technology may malfunction or suffer from defects that become apparent only after further use. Furthermore, our services could be rendered unreliable or be perceived as unreliable by customers or prospective home buyers and sellers. In such instances, we would need to expend significant resources to address these problems, and may nonetheless be unable to adequately remedy these problems. These problems could result in lost revenue and damage to our reputation.

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

Our services substantially depend on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our operations depend on our ability to maintain and protect our computer systems, located at our headquarters in Kirkland, Washington and at a co-location facility operated by a third party in Kent, Washington. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could harm our business.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the second fiscal quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

Through June 30, 2005, we have used approximately $4.0 million of the proceeds to purchase property and equipment, goodwill and intangible assets. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 9, 2005. The following nominees were elected as directors for three year terms expiring in 2008, by the vote set forth below. There were no broker non-votes with respect to any of the nominees.

Nominee	For	Withheld
Jon W. Gacek	19,468,351	1,246,028
Richard A. Mendenhall	20,693,729	20,650
Ian Morris	20,708,913	5,466

Continuing directors are Robert D. Blank and Nicolas J. Hanauer, whose terms expire in 2006, and Frank M. (“Pete”) Higgins and Mark S. Powell, whose terms expire in 2007.

Item 5.	Other Information

On June 17, 2005, Michael Nelson, our Chief Technology Officer, began a paid six month sabbatical. Mr. Nelson’s duties are being assumed by Mark Jancola, our Vice President of Technology.

Item 6.	Exhibits

Exhibit Number	Description of Document

*10.1	Description of 2005 Executive Officer Bonus Program and new compensation plan for non-employee directors (incorporated by reference to the description contained in the Company’s Current Report on Form 8-K dated May 13, 2005).

*10.2	Description of executive officer’s paid sabbatical (described in Item 5 to this report).

31.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of John Zdanowski, Chief Financial Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc. and John Zdanowski, Chief Financial Officer of HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

*	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

By:	/s/ IAN MORRIS
Ian Morris
Authorized Officer and Chief Executive Officer
August 8, 2005