Form 10-Q
period 2005-09-30
HouseValues, Inc.
filed 2005-11-08
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 19, 2005, there were outstanding 25,666,837 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$23,337	$12,805	$61,533	$33,278
Expenses:
Sales and marketing	11,499	6,103	30,397	15,455
Technology and product development	1,726	940	4,567	2,446
General and administrative	3,255	2,663	9,068	5,362
Depreciation and amortization of property and equipment (1)	506	211	1,262	600
Amortization of intangible assets	151	257	454	638
Stock-based compensation (2)	274	145	829	221

Total expenses	17,411	10,319	46,577	24,722

Income from operations	5,926	2,486	14,956	8,556
Interest income	491	43	1,295	84

Income before income tax expense	6,417	2,529	16,251	8,640
Income tax expense	2,086	885	5,282	3,033

Net income	$4,331	$1,644	$10,969	$5,607

Net income per share:
Basic	$0.17	$0.08	$0.43	$0.30

Diluted	$0.16	$0.07	$0.40	$0.26

(1) Depreciation and amortization of property and equipment is allocated as follows:

	2005	2004	2005	2004
Technology and product development	$199	$95	$430	$264
General and administrative	307	116	832	336

	$506	$211	$1,262	$600

(2) Stock-based compensation is allocated as follows:

	2005	2004	2005	2004
Sales and marketing	$57	$66	$185	$77
Technology and product development	42	46	121	67
General and administrative	175	33	523	77

	$274	$145	$829	$221

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$63,003	$57,562
Short-term investments	25,815	17,316
Accounts receivable, net of allowance of $193 and $95	293	84
Prepaid expenses and other assets	1,442	1,245
Deferred income taxes	929	222
Other current assets	84	1,605

Total current assets	91,566	78,034
Property and equipment, net of accumulated depreciation of $3,137 and $2,051	7,218	3,702
Goodwill	2,318	948
Intangible assets, net of accumulated amortization of $1,680 and $1,226	1,350	1,430
Other noncurrent assets	409	450

Total assets	$102,861	$84,564

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,610	$1,167
Accrued compensation and benefits	3,524	2,407
Accrued expenses and other current liabilities	5,216	3,706
Deferred rent, current portion	273	261
Deferred revenue	1,455	1,014
Income taxes payable	142	103

Total current liabilities	12,220	8,658
Deferred income taxes	254	—
Deferred rent, less current portion	1,401	1,306

Total liabilities	13,875	9,964
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,658,512 and 24,935,000 shares at September 30, 2005 and December 31, 2004	70,627	68,631
Deferred stock-based compensation	(3,203)	(4,624)
Retained earnings	21,562	10,593

Total shareholders’ equity	88,986	74,600

Total liabilities and shareholders’ equity	$102,861	$84,564

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,969	$5,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,262	600
Amortization of intangible assets	454	638
Stock-based compensation	829	221
Deferred income tax benefit	(412)	(206)
Tax benefit from exercises of stock options	1,736	—
Changes in certain assets and liabilities
Accounts receivable	(209)	(21)
Prepaid expenses and other assets	(129)	(293)
Prepaid income taxes	—	(246)
Other current assets	1,521	—
Accounts payable	(197)	(488)
Accrued compensation and benefits	1,117	860
Accrued expenses and other current liabilities	2,317	2,014
Deferred rent	107	0
Deferred revenue	441	379
Income taxes payable	39	(11)

Net cash provided by operating activities	19,845	9,054

Cash flows from investing activities:
Purchases of short-term investments	(12,799)	(14,840)
Sales of short-term investments	4,300	—
Change in restricted cash	—	250
Purchases of property and equipment	(4,984)	(590)
Additions to goodwill and intangible assets	(1,155)	(623)

Net cash used in investing activities	(14,638)	(15,803)

Cash flows from financing activities:
Issuance costs related to the sale of common stock	(614)	(575)
Cash held for third party common stock transaction (see Note 6)	—	750
Cash paid to third party for common stock transaction (see Note 6)	—	(750)
Proceeds from exercises of stock options and warrants	848	847
Proceeds from repayment of shareholder note receivable	—	1

Net cash provided by financing activities	234	273

Net increase (decrease) in cash and cash equivalents	5,441	(6,476)
Cash and cash equivalents at beginning of period	57,562	7,181

Cash and cash equivalents at end of period	$63,003	$705

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

HouseValues, Inc. was incorporated in Washington in May 1999. We provide an innovative service offering that enables real estate and mortgage professionals to capture, cultivate and convert leads into closed transactions. The integrated service offering combines leads generated from HouseValues.com and JustListed.com web sites with an online prospect management system and personalized coaching and training to help customers increase lead conversion. We recently launched HomePages.com, an Internet web site which combines homes for sale and neighborhood information on aerial imagery. HomePages is offered to real estate agents as an advertising platform for marketing their listings, building their brands and expanding their local market presence. We also recently completed our acquisition of The Loan Page of San Francisco, California. The Loan Page generates and markets mortgage leads primarily to enterprise customers, including some of the nation’s largest banking and lending institutions.

Initial Public Offering

On December 9, 2004, we completed our initial public offering and our stock commenced trading on December 10, 2004.

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2004 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the periods ended September 30, 2005 are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation expense related to employee stock options is recorded if, on the measurement date, the fair value of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, we have elected to continue to apply the intrinsic-value based method of accounting – see Recent Accounting Pronouncements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

The following table illustrates the effect on net income if the fair value based method as prescribed by SFAS No. 123 had been applied to all outstanding awards in each period (in thousands, except per share data):

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$4,331	$1,644	$10,969	$5,607
Add: Stock-based employee compensation included in reported net earnings, net of tax	194	107	590	183
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(497)	(177)	(1,186)	(314)

Pro forma net income	$4,028	$1,574	$10,373	$5,476

Earnings per share
Basic — as reported	$0.17	$0.08	$0.43	$0.30
Diluted — as reported	$0.16	$0.07	$0.40	$0.26
Basic — pro forma	$0.16	$0.08	$0.41	$0.29
Diluted — pro forma	$0.15	$0.07	$0.38	$0.26

The value of each employee option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the periods presented.

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average risk free interest rate	4.02%	4.18%	4.02%	4.43%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	90%	64%	91%	19%
Expected life (in years)	3.0	4.0	3.1	4.0
Weighted average fair value of options granted at the common stock value	$8.16	—	$8.32	$0.35
Weighted average fair value of options granted below the common stock value	—	$8.60	—	$4.60

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123R on a modified prospective method. Under this method, compensation expense is recorded (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements. We will adopt the provisions of SFAS 123R during the first quarter of 2006 and are still in the process of quantifying the effects of the adopting SFAS No. 123R, but it is expected that the new standard will have a material impact on our results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. We are assessing the impact of SAB 107 in conjunction with our evaluation of the impact of SFAS 123R.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 - Acquisitions

In June 2003, we acquired the stock of Soar Solutions, Inc., a real-estate services company, in exchange for $985,000 in cash, 200,000 shares of unvested restricted common stock, an earn-out arrangement equal to 5% of specified customer receipts through March 2006 and contingent cash consideration of $525,000. As of September 30, 2005, additional amounts of approximately $2,245,000 have been earned under the earn-out arrangement.

The contingent cash consideration of $525,000 was placed in escrow and paid in installments when certain performance measures were met. As of December 31, 2004, the performance measures had been met and all escrow amounts had been released.

The restricted common stock vested quarterly as certain performance measures were met. As of September 30, 2004, the performance measures had been met and all shares were vested. The vested shares were recorded at the estimated fair value of the stock at the time such vesting occurred based on the following schedule:

Vesting date	Number of shares	Fair value per share	Total fair value
			(in thousands)
December 31, 2003	50,000	$2.20	$110
March 31, 2004	50,000	$2.20	$110
June 30, 2004	100,000	$3.53	$353

	200,000		$573

The net assets acquired in the Soar acquisition were assigned values at the date of acquisition and subsequently adjusted for additional contingent consideration as follows (in thousands):

	September 30, 2005	December 31, 2004	June 2003 (date of acquisition)
Cash	$100	$100	$100
Property and equipment	25	25	25
Intangible asset — customer lists	636	636	636
Intangible asset — vendor agreements	1,390	1,390	365
Note payable (paid July 2003)	(141)	(141)	(141)
Goodwill	2,318	948	—

	$4,328	$2,958	$985

The value of the vendor agreements acquired was determined to be $1,390,000. As the contingent consideration related to vendor agreement based milestones, we initially recorded the vendor agreements asset at less than fair value. As contingent consideration was earned, the amounts were applied to increase the vendor agreements asset to fair value. Excess amounts were recorded as goodwill.

In December 2004, we acquired software from an individual who has become an employee of the company. The company paid $37,500 in cash and issued 50,000 stock options, valued at $410,000. The agreement also provided for additional payments of $162,500, contingent upon certain events. As of September 30, 2005 the remaining contingent consideration was accrued. Including cash paid at acquisition, additional contingent consideration, options granted in connection with the acquisition and transaction expenses, the acquired asset was valued at approximately $620,000 at September 30, 2005.

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

The share count used to compute basic and diluted earnings per share is calculated as follows (in thousands):

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	25,574	12,764	25,291	12,127
Less: Unvested restricted shares issued in connection with acquisition of Soar Solutions, Inc.	—	—	—	(83)

Weighted average shares outstanding used to compute basic earnings per share	25,574	12,764	25,291	12,044
Add: dilutive common equivalent shares
Warrants	—	508	—	521
Stock options	2,198	2,423	2,152	1,935
Redeemable convertible preferred stock assuming conversion	—	6,788	—	6,844

Shares used to compute diluted earnings per share	27,772	22,483	27,443	21,344

Antidilutive stock options	98	—	350	354

Earnings allocable to common shareholders are (in thousands):

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	25,574	12,764	25,291	12,044
Weighted average redeemable convertible preferred shares outstanding	—	6,788	—	6,844

Weighted average common shares and redeemable convertible preferred shares outstanding	25,574	19,552	25,291	18,888
Percent of undistributed earnings allocable to common shareholders:	100%	65%	100%	64%

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Calculation of basic earnings per share:
Net income	$4,331	$1,644	$10,969	$5,607
Percent of earnings allocable to common shareholders	100%	65%	100%	64%

Undistributed earnings allocable to common shareholders	$4,331	$1,069	$10,969	$3,576
Weighted average common shares outstanding	25,574	12,764	25,291	12,044

Basic earnings per share	$0.17	$0.08	$0.43	$0.30

Calculation of diluted earnings per share:
Net income	$4,331	$1,644	$10,969	$5,607
Weighted average diluted shares outstanding	27,772	22,483	27,443	21,344

Diluted earnings per share	$0.16	$0.07	$0.40	$0.26

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Income Taxes

Our effective tax rate was 32.5% for the quarter and nine month periods ended September 30, 2005, compared to 35.0% for the quarter and 35.1% for the nine months ended September 30, 2004. Our effective tax rate decreased due to the increase in our tax-exempt interest income.

Note 5 – Commitments and Contingencies - B&O Taxes

We are being audited by the Washington State Department of Revenue and have received preliminary assessments asserting that substantially all of our revenues should be subject to the Washington state business and occupation tax. Although we intend to vigorously contest the assessments, we may be required to pay up to $2.8 million in B&O taxes related to revenues through September 30, 2005, including penalties and interest. As of September 30, 2005, we have accrued an aggregate of $2.5 million, representing our best estimate for this exposure. Furthermore, we may be required to record additional charges to operations in future periods.

Note 6 – Related Party Transaction

In connection with a sale of common shares between our Chairman of the Board and William Blair Capital Partners in April 2004, we agreed to serve as a temporary escrow agent for funds that were to be placed in permanent escrow pursuant to a separate agreement between an existing shareholder and the Chairman of the Board. These funds, which totaled $750,000, were transferred to a permanent escrow account outside of our control on July 15, 2004.

Note 7 – Lease Commitments

On October 24, 2005, we entered into a commercial lease agreement for an office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington. The lease has an initial term of five years with an option to extend the lease for an additional five years. Subject to the terms and conditions of the lease, we also have the option to purchase the leased premises.

The lease contains free rent periods. We will recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as a deferred liability, which will be included as a component of deferred rent on the accompanying consolidated balance sheets.

This lease qualifies as an operating lease as does the lease for our corporate headquarters in Kirkland, Washington. Future minimum payments related to both of these leases for the remaining three months of 2005 and balance of the initial five year term are as follows (in thousands):

2005	$201
2006	932
2007	632
2008	1,074
2009	959
2010 and thereafter	950

$4,748

Rent expense totaled $232,000 and $514,000 for the quarters ended September 30, 2005 and 2004 and $741,000 and $897,000 for the nine months ended September 30, 2005 and 2004, respectively. Rent expense for the quarter and nine month periods ended September 30, 2004 includes a lease termination fee of $298,000.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Subsequent Transactions

On October 11, 2005, we announced the launch of HomePages, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. HomePages includes birds-eye views of neighborhoods with data on homes for sale and recently sold home information as well as other neighborhood information, business listings and government services. We plan to offer a web site built on the HomePages platform at no cost to all existing HouseValues and JustListed real estate subscribers. We will generate revenue by selling online marketing subscriptions to real estate professionals which allow them to feature selected listings on their site. We are pre-selling the online marketing subscriptions and expect to begin recognizing revenue in January 2006 after the release of the final product.

On October 31, 2005 we completed our acquisition of The Loan Page, Inc. of San Francisco, California. The company was purchased for approximately $5.2 million in cash and $1.8 million in assumed debt. Additionally, we estimate about $0.1 million in transaction expenses. The Loan Page generates and markets mortgage leads primarily to enterprise customers, including some of the nation’s largest banking and lending institutions.

Note 9 – Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2005	2004
Cash paid during the period for income taxes, net of refunds received	$3,918	$3,430
Noncash investing and financing activities:
Accrued earn-out payments in connection with acquisitions	$589	$405
Value of common stock vested in connection with acquisition of Soar Solutions, Inc.	—	$463
Accrued invoices for property and equipment	$438	—
Conversion of redeemable convertible preferred stock to common stock	—	$106
Note receivable from shareholder	—	$61

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the Company’s actual results include, but are not limited to, those discussed below in this Item 2 under the heading “Factors that May Affect Our Business, Financial Condition and Future Results,” as well as those described in our Quarterly Report on Form 10-Q for the first and second quarters of 2005 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of the date of this report and the Company assumes no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

We provide an innovative service offering that enables real estate and mortgage professionals to capture, cultivate and convert leads into closed transactions. The integrated service offering combines leads generated from HouseValues.com and JustListed.com web sites with an online prospect management system and personalized coaching and training to help customers increase lead conversion

The third quarter of 2005 represents our 18th consecutive quarter of profitable operations. We continued to see solid growth in our business during the third quarter of 2005. Revenue was a record $23.3 million, up 82% compared to the third quarter of 2004. Additionally, third quarter net income increased 163% to $4.3 million, when compared to the same period last year. The third quarter of 2004 included a lease termination fee of $298,000 and an incremental adjustment to our B&O tax accrual of $360,000. Without this additional expense in the third quarter of 2004, net income for the third quarter of 2005 would have increased by a smaller percentage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Launch of Mortgage Business: During the second quarter of 2005 we announced a new marketing service specifically designed to help mortgage professionals write more business by enabling them to build relationships with both prospective home buyers and local real estate agents. Currently we have more than 1,000 mortgage broker customers using the service. This integrated service offering includes exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. We generate revenue from this new service offering by charging mortgage customers a monthly fixed fee.

Launch of HomePages Web Site: On October 11, 2005, we announced the launch of HomePages, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. HomePages includes birds-eye views of neighborhoods with data on homes for sale and recently sold home information as well as other neighborhood information, business listings and government services. We plan to offer a web site built on the HomePages platform at no cost to all existing HouseValues and JustListed real estate subscribers. We will generate revenue by selling online marketing subscriptions to real estate professionals which allow them to feature selected listings on their site. We are pre-selling the online marketing subscriptions and expect to begin recognizing revenue in January 2006 after the release of the final product.

Expansion Facility: On October 24, 2005, we entered into a commercial lease agreement for an office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington. The new facility will allow us to continue to expand our sales force in the lower cost environment of Yakima.

The lease has an initial term of five years with an option to extend the lease for an additional five years. The first three months of rent are free, with rent of $13,627 for months four to twelve and monthly rent of $18,561 for the remainder of the initial lease term. Subject to the terms and conditions of the lease, we also have the option to purchase the leased premises.

Acquisition of the Loan Page: On October 31, 2005 we completed our acquisition of The Loan Page, Inc. of San Francisco, California. The company was purchased for approximately $5.2 million in cash and $1.8 million in assumed debt. Additionally, we estimate about $0.1 million in transaction expenses. The Loan Page generates and markets mortgage leads primarily to enterprise customers, including some of the nation’s largest banking and lending institutions.

Results of Operations

Revenues

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$23,337	$12,805	$61,533	$33,278

Revenues for the third quarter of 2005 increased 82% over the same quarter in 2004 while year-to-date revenues increased 85%. Our core customer count increased 60% year over year while average revenue per customer increased about 11%. Our increase in revenues is primarily attributable to the continued growth of our JustListed and HouseValues services, driven by a significantly expanded sales force and our new service offering to mortgage professionals.

Revenue in the third quarter of 2005 increased 13% over the second quarter of 2005 for the same reasons noted in the year over year comparison. We experienced an 11% increase in average core customer count during the third quarter, as well as a 3% increase in our average monthly revenue per core customer. More information about the sequential change in revenue and customers is included in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

We anticipate that revenues will continue to increase in the future as we continue to expand our customer base and broaden our service offerings. However, our future growth rate will decline as a result of our larger customer base. Revenues for 2005 are expected to be $87-$88 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Sales and Marketing

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales and marketing expense	$11,499	$6,103	$30,397	$15,455
Percentage of revenues	49.3%	47.7%	49.4%	46.4%

We continued to build our sales and marketing team resulting in significant increases in sales and marketing expense during the quarter and year-to-date periods ended September 30, 2005. Sales and marketing employees totaled 382 at September 30, 2005, an increase of 98% compared to September 30, 2004. Advertising expense incurred to generate leads increased in total dollars, but declined as a percent of revenues compared to the same period in 2004 due to overall lower costs per lead coupled with more effective lead allocation across our larger customer base. Commissions expense increased as a result of our substantial growth in revenues. Marketing expenditures increased related to our new service offering, HomePages, branding, market research and new consumer advertising, efforts designed to improve our ability to attract new customers and consumer leads.

Third quarter 2005 sales and marketing expense increased $1.2 million over the second quarter of 2005 but decreased as a percentage of revenue from 49.9% to 49.3%. This growth in expense primarily resulted from a 15% increase in headcount quarter to quarter as we continue to increase our sales force and customer support staff. Lead generation expenses also increased in absolute dollars as well as a percentage of revenue quarter to quarter due to increased lead commitments and normal seasonal increases in consumer lead generation costs.

We expect sales and marketing expenses to increase both on a total dollar basis and as a percentage of revenues during the fourth quarter of 2005 due to the launch of our new HomePages product, as well as additional costs related to our newly acquired business, The Loan Page. With the addition of our Yakima facility, scheduled to open in January, our sales force continues to expand, while our growing customer base requires the generation of more leads. While we expect continued lead distribution efficiencies, seasonality in consumer lead generation will likely lead to higher per lead costs for the balance of the year.

Technology and Product Development

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Technology and product development expense	$1,726	$940	$4,567	$2,446
Percentage of revenues	7.4%	7.3%	7.4%	7.4%

Technology and product development expense increased for the quarter and year-to-date periods ended September 30, 2005 as compared to the same periods in 2004. Headcount increased as we continued to maintain and improve our existing services, features and infrastructure for our increasing customer base but was partially offset by an increase in capitalized labor related to the development of HomePages. Internet connectivity also increased due to a change in internet providers and an upgrade to bandwidth to support our company growth and HomePages, our newest web site.

When comparing the third quarter of 2005 with the second quarter of 2005, technology and product development expense increased about $0.1 million and decreased as a percentage of revenue from 7.8% to 7.4% quarter over quarter. The increase in expense was primarily due to increased Internet connectivity expense partially offset by a reduction to wages expensed resulting from an increase in capitalized labor related to the development of HomePages. Internet connectivity increased from the second quarter of 2005 to the third quarter of 2005 due to a change in internet providers and an upgrade to bandwidth to support HomePages.

In the fourth quarter of 2005, we expect product development expenses to increase as a percentage of our growing revenue base as well as in absolute terms as we hire more personnel to scale and improve our service offerings and to explore opportunities for new services. As we increase headcount to implement significant service upgrades and to develop new service offerings, costs associated with these activities may be capitalized as internally developed software and web site development costs in accordance with the accounting guidance in AICPA Statement of Position 98-1 and FASB Emerging Issues Task Force Issue No. 00-2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

General and Administrative

	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
General and administrative expense	$3,255	$2,663	$9,068	$5,362
Percentage of revenues	13.9%	20.8%	14.7%	16.1%

General and administrative expenses increased in total dollars but decreased as a percentage of revenues for both the quarter and year-to-date periods ended September 30, 2005 when compared to the same periods last year. These increases were due to several components:

•	increased salaries and related expenses for additional staffing to support the growth in the business, as well as our operations as a public company;

•	increased costs of accounting, professional services and business insurance as a public company;

•	increased credit card fees directly related to the increase in our revenues; and

•	increased recruiting expenses required to support our workforce expansion.

General and administrative expenses in the third quarter of 2004 included a lease termination fee of $298,000 and an incremental adjustment to our B&O tax accrual of $360,000. The lease termination fee was accrued in preparation for the relocation of our corporate office, while the B&O tax accrual was adjusted in response to our B&O tax audit (see Note 5 in the footnotes to the financial statements). Without these adjustments being recorded, 2005 would have shown a larger increase in expense when compared with the same periods in 2004.

Third quarter 2005 general and administrative expenses increased $0.2 million from the second quarter of 2005, but decreased as a percentage of revenue from 14.8% to 13.9%. The additional expense primarily reflected the costs of accounting and professional fees, credit card fees, state taxes and additional personnel.

We expect general and administrative expenses to increase in absolute dollar amounts and to increase as a percentage of revenue in fourth quarter of 2005, due to increased rent, staffing and recruiting costs related to our new Yakima facility. Additionally, operating as a public company presents additional management and reporting requirements that have significantly increased our director and officers insurance premiums as well as general liability insurance premiums and professional fees.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on workstations and equipment purchased to accommodate our increased headcount, the relocation of office space and additional investment in our technological infrastructure.

Because of the additions already made to our capital assets during 2004 and 2005 and our future planned additions, we expect depreciation expense to increase in absolute dollar amounts and as a percentage of revenue.

Amortization of Intangible Assets

Amortization of intangible assets decreased a small amount for the quarter and year-to-date periods ended September 30, 2005, when compared to the same periods in 2004. The decreases in amortization expense resulted from intangible assets becoming fully amortized.

Stock-Based Compensation

Stock-based compensation increased in 2005 due to additional stock options granted in the third and fourth quarter of 2004 at prices less than the reassessed fair value per share.

See “Recent Accounting Pronouncements” for discussion of the required change to the fair value method of accounting for stock options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Interest Income

Interest income increased significantly for the quarter and year-to-date periods ended September 30, 2005, when compared to the same periods in 2004 due to larger cash and investment balances in 2005. At September 30, 2005, we held $88.8 million in cash, cash equivalents and short-term investments, compared to $15.5 million at September 30, 2004. Cash, cash equivalents and short-term investments increased primarily due to the receipt of proceeds from our initial public offering completed in December 2004, as well as cash generated from operations.

Income Taxes

Third quarter and year-to-date 2005 income tax expense increased over the same periods last year as a result of higher pre-tax income partially offset by a lower effective tax rate. During the second quarter of 2005, our estimated annual tax rate was revised to 32.5%, from a first quarter estimate of 35%, due to the increase in our tax-exempt income.

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

Quarterly Consolidated Statements of Income and Operational Data

The following tables present the unaudited consolidated statements of income data for the seven quarters ended September 30, 2005 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2004 Annual Report on For 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005
Consolidated Statements of Income Data, in thousands:
Revenues	$9,323	$11,150	$12,805	$14,413	$17,619	$20,577	$23,337
Expenses:
Sales and marketing	4,315	5,037	6,103	7,148	8,622	10,276	11,499
Technology and product development	723	783	940	1,304	1,234	1,607	1,726
General and administrative	1,323	1,376	2,663	2,317	2,770	3,043	3,255
Depreciation and amortization of property and equipment	198	191	211	350	354	402	506
Amortization of intangible assets	163	218	257	257	152	151	151
Stock-based compensation	21	55	145	284	297	258	274

Total expenses	6,743	7,660	10,319	11,660	13,429	15,737	17,411

Income from operations	2,580	3,490	2,486	2,573	4,190	4,840	5,926
Interest income	17	24	43	115	318	486	491

Income before income tax expense	2,597	3,514	2,529	2,868	4,508	5,326	6,417
Income tax expense	913	1,235	885	1,017	1,578	1,618	2,086

Net income	$1,684	$2,279	$1,644	$1,851	$2,930	$3,708	$4,331

Reconciliation of GAAP Measurement to EBITDA:
Net income	$1,684	$2,279	$1,644	$1,851	$2,930	$3,708	$4,331
Less: Interest income	(17)	(24)	(43)	(115)	(318)	(486)	(491)
Add:
Depreciation and amortization of property and equipment	198	191	211	350	354	402	506
Amortization of intangible assets	163	218	257	257	152	151	151
Stock-based compensation	21	55	145	284	297	258	274
Income tax expense	913	1,235	885	1,017	1,578	1,618	2,086

EBITDA	$2,962	$3,954	$3,099	$3,644	$4,993	$5,651	$6,857

Consolidated Statements of Income Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	46	45	48	50	49	50	49
Technology and product development	8	7	7	9	7	8	7
General and administrative	14	12	21	16	16	15	14
Depreciation and amortization of property and equipment	2	2	1	2	2	2	2
Amortization of intangible assets	2	2	2	2	1	1	1
Stock-based compensation	—	1	1	2	1	1	1

Total expenses	72	69	80	81	76	77	74

Income from operations	28	31	20	19	24	24	26
Interest income	—	—	—	1	2	2	2

Income before income tax expense	28	31	20	20	26	26	28
Income tax expense	10	11	7	7	9	8	9

Net income	18%	20%	13%	13%	17%	18%	19%

EBITDA	32%	35%	24%	25%	28%	27%	29%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Key Operational Metrics

The following table presents operational data for the seven quarters ended September 30, 2005:

	Mar.31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar.31, 2005	June 30, 2005	Sept. 30, 2005
Operational Data:
Components of revenue (in thousands):
Core revenue (1)	$8,910	$10,755	$12,382	$13,819	$16,858	$19,807	$22,637
Other revenue (2)	413	395	423	594	761	770	700

Net revenue	$9,323	$11,150	$12,805	$14,413	$17,619	$20,577	$23,337
Core customers, end of period	6,862	8,212	9,975	11,027	13,052	13,981	15,934
Average monthly churn rate (3)	6.0%	6.2%	6.7%	5.9%	6.1%	6.6%	6.5%
Average core customers in the quarter (4)	5,896	7,537	9,094	10,501	12,040	13,517	14,960
Average monthly revenue per core customer (5)	$504	$476	$454	$439	$467	$488	$504

Our core customer count increased by more than 1,900 customers during the third quarter of 2005, compared to a net increase of approximately 900 customers in the second quarter of 2005, consistent with the seasonal pattern of our business. Our churn rate decreased slightly from 6.6% in the second quarter of 2005 to 6.5%. While we expect to experience fluctuations in our churn rate from quarter to quarter, we continue to believe that our churn rate will remain within the range we have experienced over the past two years.

Average monthly revenue per customer increased in third quarter of 2005 by 3% from the second quarter of 2005. Contributing to this quarter’s average revenue increase was the continued growth of the mortgage product purchases that tend to have higher lead commitments. Average revenue per customer will fluctuate from quarter to quarter, however it may decline as our business matures or if we are forced to discount our prices in response to competition or in an effort to accelerate our growth.

(1)	Core revenue consists of revenue for our primary service offerings, (a) HouseValues and JustListed, our offerings for real estate professionals, that consist of a specified guaranteed number of exclusive leads on prospective home buyers or sellers, our Market Leader system and our coaching and training programs and (b) JustListed Connect, our offering for mortgage professionals, that consists of a specified number of exclusive leads on prospective home sellers, our Market Leader system and our coaching and training programs.

(2)	Other revenue consists of revenue related to SOAR services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.

(3)	Average monthly churn is calculated by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core customers are customers from whom we collect fees for our core revenues.

(4)	Average core customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.

(5)	Average revenue per core customer is calculated as core revenue for the quarter divided by the average core customers in the quarter, divided by the number of months in the quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Nine months Ended September 30,
	2005	2004
	(dollars in thousands)
Cash provided by operating activities	$19,845	$9,054
Cash used in investing activities	(14,638)	(15,803)
Cash provided by financing activities	234	273

Cash equivalents and short-term investments consist of money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. These municipal notes are classified as short-term investments available for sale and are reported at fair value, which approximates cost.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. As of September 30, 2005, we did not have any commercial debt or posted letters of credit.

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes and the effect of changes in working capital. Net cash provided by operating activities increased $10.8 million for the first three quarters of 2005 compared to the same period in 2004. This increase resulted primarily from an increase in net income after non-cash items, tax benefits received on the exercise of stock options and a decrease in our other current assets.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2005 decreased by $1.2 million compared to the same period last year. During the first nine months of 2005, our net purchases of short-term, high-grade, tax-exempt municipal bonds were $6.3 million less than for the same period in 2004, while capital expenditures increased $4.4 million. Our capital expenditures were generally for the purchase of office equipment and leasehold improvements to facilitate our increased headcount as well as investments in our customer-facing infrastructure and the development costs related to new products and features.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2005 was consistent with the same period last year. Cash provided by financing activities in 2004 included $0.8 million of cash received by the Company for a third party common stock transaction and subsequently paid out.

Contractual Obligations

On October 24, 2005, we entered into a commercial lease agreement for an office/warehouse building located in Yakima, Washington. Our total operating lease obligations at September 30, 2005 were $3.7 million. The addition of the Yakima lease increased our total operating lease obligations by $1.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123R on a modified prospective method. Under this method, compensation expense is recorded (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements. We will adopt the provisions of SFAS 123R during the first quarter of 2006 and are still in the process of quantifying the effects of the adopting SFAS No. 123R, but it is expected that the new standard will have a material impact on our results of operations. Also, SFAS 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. We are assessing the impact of SAB 107 in conjunction with our evaluation of the impact of SFAS 123R.

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

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer adoption and retention, the cyclical nature of the real estate industry, variability in interest rates and other factors outside of our control. In addition, our expenses and revenues may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. We believe that period-to-period comparisons of our past operating results may not be good indicators of our future performance and should not be relied on to predict the future performance of our stock price. For example, we launched our JustListed.com business in January 2004 which led to rapid revenue growth. In addition, we have recently entered the mortgage lead generation business and have also launched a real estate consumer Internet portal. We do not expect that we will be able to sustain this revenue growth rate in future quarters as our business matures and the rate of customer growth declines.

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

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. All of our services, including online lead generation, online prospect management, online real estate portal content and advertising, and customer coaching and training are provided separately by other companies, and it is possible that one or more of these companies, or a new market entrant, could adopt a business model that competes directly with us.

Our current and potential competitors include:

Traditional sellers of advertising to real estate and mortgage professionals. We compete with traditional sellers of advertising, including local and regional newspapers, local magazines, and “rack” publications advertising homes for sale, for a share of the marketing dollars that residential real estate and mortgage professionals spend to attract prospective home buyers and sellers and mortgage consumers. Real estate and mortgage professionals may continue to view traditional advertising sources as the most effective means to reach prospective home buyers and sellers and mortgage consumers, leading to a lack of demand for our services. If we fail to persuade these customers to spend marketing dollars on our services, our business and operating results will suffer.

Internet media companies. We compete with large Internet media companies, such as AOL, Google, MSN and Yahoo! for real estate and mortgage professionals’ marketing dollars. Some of the large Internet media companies are currently developing enhanced search products, including search products that would allow a user to find real estate or mortgage related search results in a specific city or geographic area. If their existing or new products become a cost-effective way for real estate and mortgage professionals to generate leads, these products may become an attractive alternative to our services, which could decrease demand for our services or increase our online lead generation costs. Additionally, these companies, on which we rely in part for our own advertising and lead generation needs, may develop or acquire products and services that compete directly with our services.

Online companies focused on real estate and mortgage lending. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate and mortgage industry. Such companies include Homes.com, Homestore, ServiceMagic and IAC/InterActiveCorp and its LendingTree business, which includes Domania.com and RealEstate.com, all of which have established web sites and compete or may compete for real estate and mortgage professionals’ advertising expenditures. HomeStore, one of the largest Internet real estate sites, has recently entered into the lead generation business. In addition, Richard Barton, the founder of Expedia.com and a previous director of IAC, has recently announced the formation of a startup company named Zillow, that will focus on the residential real estate market.

In addition, consolidation driven by online service providers involved in the real estate and mortgage industry and Internet media companies could create more potent competitors. For instance, Classified Ventures recently acquired HomeGain, an online real estate lead generation company. Increased consolidation among online service providers in the residential real estate and mortgage industry could result in additional competitors that have significantly greater resources or greater brand recognition than we do, and that are able to provide a broader and more attractive suite of services to real estate and mortgage professionals than we can.

Real estate and mortgage brokerage firms. Some real estate and mortgage brokerage firms currently offer services similar to ours, and in the future these firms and other brokerage firms may become direct competitors; for example, Re/Max, a large real estate franchisor, recently announced that it was entering the lead generation business. A significant percentage of residential real estate and mortgage professionals are affiliated with large national or regional brokerage firms. If these brokerage firms, or smaller independent brokerage firms, decide to provide their agents with a service offering or suite of service offerings similar to ours at a lower cost or free of charge, or if they attempt to restrict the ability of their agents to use our services, demand for our services by real estate and mortgage professionals could decrease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Many of our existing and potential competitors have longer operating histories, greater name recognition, greater technological capabilities and greater financial, sales, marketing and human resources than we do. These competitors could:

•	develop services that are as effective as or superior to our services or that achieve greater market acceptance than do our services;

•	devote greater resources to marketing or selling their services;

•	make more attractive offers to potential customers or otherwise more effectively attract real estate and mortgage professionals;

•	withstand price competition more successfully than we can;

•	provide services similar to ours at no additional cost by bundling them with their other product and service offerings;

•	make more attractive offers to existing and potential employees or independent contractors than we do;

•	more effectively negotiate third-party arrangements; and

•	take advantage of investments, acquisitions or other opportunities more readily than we can.

Any efforts to expand into new lines of business may not be successful, or may take longer than expected to complete.

Recently, we expanded our lead generation business into the residential mortgage services industry, in which we have only limited experience. As part of this expansion, we purchased The Loan Page, Inc., a small mortgage lead generator located in San Francisco. In addition, we recently launched HomePages, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. These initiatives, and other acquisitions and initiatives we may pursue may not be successful or the anticipated benefits may take longer to realize than expected. Also, we have little or no experience in these areas which may result in errors in the conception, structure or implementation of a strategy to take advantage of available opportunities. We cannot assure you that any new products, acquisitions or other expansion efforts will be successful.

Any failure to increase the number of our customers would harm our business.

Our growth depends in large part on increasing the number of our customers. However, prospective customers may not be familiar with our services and may be accustomed to using traditional methods of advertising and marketing. To attract more customers, we must convince real estate and mortgage professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire more customers or that our future sales efforts will be effective. If we reach the point at which we have attempted to sell our services to the majority of residential real estate customers and/or mortgage customers, our ability to further increase the number of customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate agents and/or mortgage customers that are actively engaged in the industry during any particular period.

Any failure to retain customers could harm our business.

Our ability to retain customers will depend, in part, on our ability to generate leads from prospective home buyers and sellers and mortgage consumers in quantities demanded by our customers. In addition, our success will depend on our ability to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost-effective basis. Our real estate customer contracts, and many of our mortgage customer contracts, require us to deliver a guaranteed minimum number of leads per month to each customer. We occasionally fail to deliver the number of leads we are required to deliver to a customer in a given month. For example, during the quarter ended September 30, 2005, we were unable to deliver approximately 2.2% of our total guaranteed lead obligations to customers. Our estimated obligation for underdelivered leads at September 30, 2005 was approximately $188,000. If we regularly fail to deliver the number of leads we are required to deliver to a customer, that customer will likely become dissatisfied with our services. In addition, if we do not maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customers may choose not to extend their contracts for our services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions or dissatisfaction with our services. Our average monthly churn rate for the quarter ended September 30, 2005 was 6.5%, compared to 6.7% for the quarter ended September 30, 2004. We calculate “average monthly churn” by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter.

We cannot accurately predict how long agents or mortgage professionals will remain customers. If our churn rate increases, our revenue will decline and our business could suffer.

We have experienced rapid growth which we may not be able to successfully manage.

We have experienced rapid growth in our revenues, expenses and employee headcount. In addition to adding a number of senior individuals to our management team, our overall employee base has grown from 155 employees as of December 31, 2003 to 495 employees as of September 30, 2005. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.

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

We may selectively acquire other businesses, product lines or technologies. For example, we have recently acquired The Loan Page, Inc., a mortgage lead generation company. The successful execution of an acquisition strategy will depend on our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. Acquisitions, including the acquisition of The Loan Page, Inc., involve numerous risks, including the following: difficulties in integrating the operations, technologies, and products of the acquired companies; diversion of management’s attention from normal daily operations of the business; inability to maintain the key business relationships and the reputations of acquired businesses; entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions; dependence on unfamiliar affiliates and partners; insufficient revenues to offset increased expenses associated with acquisitions; reduction or replacement of the sales of existing services by sales of products or services from acquired lines of business; responsibility for the liabilities of acquired businesses; inability to maintain our internal standards, controls, procedures and policies; and potential loss of key employees of the acquired companies.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. We are in the process of instituting changes to our internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which require management and our auditors to evaluate and assess the effectiveness of our internal controls. Implementing these changes may take a significant amount of time, money, and management resources and may require specific compliance training of our directors, officers and other personnel. We are continuing to evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. Given the potential significance of resources required for compliance, we cannot assure you that we will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls over financial reporting are effective.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

We rely almost entirely on advertising to generate leads for customers.

We rely on advertising to attract consumers to our web sites and to generate leads. We advertise primarily through online media and television commercials.

Risks associated with online advertising. We rely on online media to attract a significant percentage of the consumers visiting our web sites. Prices for online advertising could increase as a result of increased demand for advertising inventory, which would cause our expenses to increase and could result in lower margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could increase, the number of leads we generate could decrease and our revenues or margins could decline.

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

The success of our business depends on the health of the residential real estate market and the mortgage market, which historically have been subject to economic cycles. An economic slowdown or recession, adverse tax policies, lower availability of credit, increased interest rates, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks or the public perception that any of these conditions may occur could decrease demand for residential real estate or mortgages. Trends in the real estate industry and mortgage business are unpredictable; therefore, our operating results, to the extent they reflect changes in the broader real estate industry and mortgage business, may be subject to significant fluctuations.

A sustained increase in interest rates could result in decreased use of our services by prospective home buyers and sellers and mortgage consumers and real estate and mortgage professionals.

The amount of a homeowner’s monthly mortgage payment is significantly dependent on interest rate levels. Interest rates have begun to rise from their recent historical lows and many economists predict that interest rates will continue to rise in the near future. Increases in interest rates could make housing less affordable and negatively affect the housing and/or purchase money mortgage markets and could also lessen credit demand and negatively affect the mortgage refinancing market. These increases could reduce consumer interest in the services offered through our web sites. A decrease in demand for residential real estate or a decrease in housing affordability could result in a decrease in the number of active real estate and mortgage professionals and a decrease in the amount these individuals are willing to spend on services such as ours.

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

Our business depends on the continued adoption and use of the Internet and email by real estate and mortgage professionals.

Our business model relies on the adoption and ongoing use of the Internet and email by real estate and mortgage professionals. We believe many real estate and mortgage professionals still rely primarily on other forms of communication, such as telephones, mobile phones, fax machines and mail service, to communicate with clients. A broader population of real estate and mortgage professionals must adopt the Internet and email in their businesses for us to significantly expand our business and increase our revenues.

Prospective home buyers and sellers and mortgage consumers may be reluctant to sign up for our services due to general privacy concerns.

Concern among consumers regarding our use of personal information collected on our web sites, such as email addresses, home addresses and geographic preferences, could keep them from using our web sites and thereby reduce the number of leads we generate. Industry-wide events or events with respect to our web sites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our web sites to conduct transactions that involve the transmission of confidential information, which could harm our business.

We collect personally identifiable information from prospective home buyers and sellers and mortgage consumers and evaluate the use of our Market Leader prospect management system by customers, which could result in additional costs or claims.

We rely on the collection, use and disclosure of personally identifiable information from prospective home buyers and sellers and mortgage consumers and from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our web sites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. In addition, concern among real estate and mortgage professionals or potential home buyers or sellers and mortgage consumers about our privacy practices could keep them from using our services and require us to alter our business practices or incur significant expenses to educate them about how we use this information. In accordance with our privacy policy, in certain instances we have provided personally identifiable information about potential home buyers and sellers and mortgage consumers to third parties for purposes of analyzing our audience demographics, audience size and other audience characteristics, such as the pages web users spend the most time viewing on our site, the times of day or night that users visit our site, and the order in which users navigate through our site.

The value of our services could be diminished if anti-spam software filters out emails we send.

Our Market Leader prospect management system includes a feature that automatically sends out personalized email messages to prospective home buyers and sellers and mortgage consumers on behalf of customers. In addition, we send a large amount of email to real estate and mortgage professionals as part of our customer acquisition strategy, some of which is unsolicited. In the past, anti-spam software used by Internet service providers and personal computer users has filtered out these email messages as unsolicited email, or “spam.” If this problem persists or becomes more pervasive, the value of our Market Leader system to customers, and our ability to attract new customers, could be reduced, both of which would harm our business. In addition, it is possible that we may not currently or in the future fully comply with anti-spam legislation, and any failure to comply with such laws could result in penalties or damage our reputation.

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

If we fail to comply with the various laws and regulations that govern the real estate industry and mortgage industry, our business may be harmed.

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

Due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain real estate or mortgage brokerage licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate or mortgage licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to receive payments or commissions from real estate and mortgage professionals, or if we lose the services of a designated broker, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or replace the designated broker. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

Changes in real estate and mortgage laws and regulations and the rules of industry organizations could restrict our activities, significantly increase our compliance costs and result in increased competition.

States, regulatory organizations and industry participants could enact legislation, regulatory or other policies in the future that could restrict our activities or significantly increase our compliance costs. Moreover, the provision of real estate-related or mortgage services over the Internet is a new and evolving business, and legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives governing the conduct of our business. If new laws or regulations are adopted, or regulatory interpretations are changed, we may be subject to additional legal requirements and incur significant compliance costs, and we could be precluded from certain activities. In addition, federal banking regulators have proposed to include real estate brokerage as an activity that is “financial in nature,” a definitional change that would permit major financial institutions to enter the real estate brokerage business. Because national banks are already explicitly permitted to engage in web-linking activities, if this proposal is finalized, we could face competition from significant, well-capitalized competitors.

We may be limited in the way in which we market our business or generate revenue by federal law prohibiting referral fees in real estate or mortgage transactions.

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

There has been limited guidance by the appropriate federal regulator or the courts regarding the applicability of RESPA to online marketing relationships for real estate or mortgage services, such as those we provide. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business.

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

Prospective home buyers and sellers and mortgage consumers could make a claim against us for the actions of a customer over whom we have little or no control. We do not conduct any due diligence or background checks on new customers or seek information regarding their credentials. We may be liable for content provided by customers that is posted on or disseminated through our web sites. Our insurance may not be adequate to cover us for these liabilities, and, to the extent not covered by insurance, these liabilities could reduce our margins and harm our business.

Our brand could be harmed if customers do not provide quality service to prospective home buyers and sellers and mortgage consumers.

We rely on customers to promote our brand by providing high-quality service to prospective home buyers and sellers and mortgage consumers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers and mortgage consumers with high-quality service, or if they use the functionality of our Market Leader System to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

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

While individual markets vary, real estate transaction activity tends to progressively increase from January through the summer months, and then gradually slows over the last quarter of the calendar year. The real estate industry generally experiences decreased activity toward the end of the year, which may result in slower lead generation and lower growth rates. In addition, we have recently entered into the mortgage lead generation business and do not have enough experience to ascertain whether or not there are seasonality effects in that business. To date, our quarterly revenue growth has masked any seasonality effects; however, seasonality may have a more pronounced effect on our operating results in the future. If seasonality occurs, investors may be unable to predict our annual operating results based on a quarter-to-quarter comparison of our operating results as our business matures.

Third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold one registered trademark and have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents but we have six pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark or patent applications, and any trademarks or patents we may be granted may be successfully challenged by others or invalidated. If our trademark or patent applications are not approved or if our trademarks or patents are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

We rely on various marketing channels, such as email and other telecommunications means, to reach real estate and mortgage professionals and prospective home buyers and sellers and mortgage consumers. The laws governing marketing and advertising continue to evolve and we may be subject to restrictions that limit our ability to continue to operate or expand our business and result in legal claims or government action. For example, several jurisdictions have recently proposed or adopted privacy-related laws that restrict or prohibit unsolicited email, commonly known as “spam,” and that impose significant monetary penalties for violations. One of these laws, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with sending commercial email. The language of CAN-SPAM contains ambiguities. In addition, certain implementing rules have not yet been promulgated, and key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices and affect features of our Market Leader system and other services we offer or may offer. In addition, states continue to pass legislation regulating email communications and Internet advertising. Some provisions of these laws are ambiguous and have not been interpreted by the courts. These laws may adversely affect our ability to market our services to real estate industry participants in a cost-effective manner and the violation of these laws may result in penalties or damage our reputation.

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

We are currently the subject of an audit by the Washington State Department of Revenue and have received preliminary assessments asserting that substantially all of our revenues should be subject to the Washington state business and occupation tax. If the assessment methodology asserted by the state were to apply to our revenues through September 30, 2005, we may be required to pay up to $2.8 million. As of September 30, 2005, we have accrued $2.5 million for the potential exposure related to issues raised by this audit. In addition, we may be required to record additional charges to operations in future periods. Depending on the outcome of the audit and our challenges to it, we may be required to pay past taxes, as well as possible additional penalties and interest.

Any failure of our technology to perform satisfactorily could result in lost revenue, damage to our reputation and expenditure of significant resources.

Our technology is relatively new and complex and may in the future be subject to errors, defects or performance problems. In addition, we may encounter problems when we update our technology to expand and enhance its capabilities. Our technology may malfunction or suffer from defects that become apparent only after further use. Furthermore, our services could be rendered unreliable or be perceived as unreliable by customers or prospective home buyers and sellers and mortgage consumers. In such instances, we would need to expend significant resources to address these problems, and may nonetheless be unable to adequately remedy these problems. These problems could result in lost revenue and damage to our reputation.

Sustained or repeated system failures could significantly impair our operations and lead to customer dissatisfaction.

The continuous and uninterrupted performance of our systems is critical to our success. Our operations depend on our ability to protect these systems against damage from fire, power loss, water, earthquakes, telecommunications failures, viruses, vandalism and other malicious acts and similar unexpected adverse events. Customers and prospective home buyers and sellers and mortgage consumers may become dissatisfied by any system failure that interrupts our ability to provide our services to them.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the third fiscal quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

Through September 30, 2005, we have used approximately $6.1 million of the proceeds to purchase property and equipment and intangible assets. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 6.	Exhibits

Exhibit Number		Description of Document

10.1	*	Form of Standard Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan (incorporated by reference to the description contained in the Company’s Current Report on Form 8-K dated August 29, 2005).

10.2	*	Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Executive Officer (incorporated by reference to the description contained in the Company’s Current Report on Form 8-K dated August 29, 2005).

10.3	*	Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Operating Officer, Chief Financial Officer and General Counsel (incorporated by reference to the description contained in the Company’s Current Report on Form 8-K dated August 29, 2005).

10.4		Commercial Lease by and between HouseValues, Inc. and Chinook Business Park, L.L.C., dated October 24, 2005 (incorporated by reference to the description contained in the Company’s Current Report on Form 8-K dated October 25, 2005).

10.5		Agreement and Plan of Merger, by and among HouseValues, Inc., Jumbo Acquisition, Inc. and The Loan Page, Inc., dated October 31, 2005 (incorporated by reference to the description contained in the Company’s Current Report on Form 8-K dated November 3, 2005).

31.1		Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2		Certification of John Zdanowski, Chief Financial Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1		Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc. and John Zdanowski, Chief Financial Officer of HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

*	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

By:	/s/ IAN MORRIS
Ian Morris
Authorized Officer and Chief Executive Officer
November 8, 2005