Form 10-K
period 2005-12-31
HouseValues, Inc.
filed 2006-03-10
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of each class

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2005 as reported on The Nasdaq National Market, was approximately $229,307,000.

As of February 23, 2006, there were outstanding 25,802,504 shares of the registrant’s common stock which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of HouseValues, Inc.’s proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These risks and other important factors are discussed under the heading “Risk Factors” in Item 1A below.

General

We operate a leading network of real estate and mortgage web sites that provide consumers with free access to the information and services that they seek throughout the home buying and selling process. We introduce these consumers to a community of real estate and mortgage professionals with the specialized local expertise to service their needs. We make money by providing our customers — local real estate and mortgage professionals — with the leads, tools, and training that enable them to deliver great service to home buyers and sellers.

Our financial statements for the three years ended December 31, 2005, are included in Item 8 of this report.

HouseValues was incorporated in the State of Washington on May 28, 1999. After operating as a privately-held business for several years, we completed our initial public offering and our stock commenced trading on December 10, 2004. We sold 4,166,667 shares of common stock and selling shareholders sold 2,083,333 shares at $15.00 per share.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge under the Investor Relations section of our website at www.housevaluesinc.com as soon as practicable after they are filed with or furnished to the SEC. The information contained on our web site is not a part of the Annual Report. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

Current Year’s Developments

Launch of Mortgage Service Offering. During the second quarter of 2005 we announced a new marketing service specifically designed to help mortgage professionals write more business by enabling them to build relationships with both prospective home buyers and local real estate agents. Currently we have more than 1,000 mortgage broker customers using the service. This integrated service offering includes exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. We generate revenue from this new service offering by charging mortgage customers a monthly fixed fee.

Launch of HomePages™ Web Site. On October 11, 2005, we announced the launch of HomePages, an Internet web site that provides free information to consumers in the home buying and selling process by combining nationwide home listings, high resolution aerial photos, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. We offer a web site built on the HomePages platform at no cost to all existing real estate agent customers. We generate revenue by selling online marketing subscriptions to real estate professionals which allow them to feature selected listings on their site. We began generating revenue from this product in January 2006.

Opening of Expansion Facility. On October 24, 2005, we entered into a commercial lease agreement for an office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington. We believe the new facility will allow us to continue to expand our sales force in a lower cost environment.

Acquisition of the Loan Page. On October 31, 2005 we completed our acquisition of The Loan Page, Inc. The company was purchased for approximately $5.2 million in cash and $1.6 million in assumed debt. Additionally, we incurred $0.1 million in transaction costs. The Loan Page generates and markets mortgage leads to mortgage lenders, including some of the nation’s largest banking and lending institutions.

Services for Consumers — Prospective Home Buyers and Sellers

We operate a leading network of real estate and mortgage web sites that provide millions of consumers with free access to the information and services that they seek throughout the home buying and selling process.

•	HouseValues.com® provides prospective home sellers with a free estimate of their home’s current market value and suggested listing price prepared by a local real estate professional who knows the current market conditions and specializes in their community. HouseValues was launched in 1999.

•	JustListed.com™ alerts prospective home buyers via email to new home listings that match their specific criteria delivered by a local real estate professional who has access to the listings and specializes in that community. JustListed was launched in 2004

In 2005, we expanded the value propositions we provide to consumers with two completely new offerings, HomePages.com and TheLoanPage.com.

•	TheLoanPage.com offers consumers a free service to help them find a competitive mortgage financing rate by providing up to four offers from some of the nations’ leading mortgage lenders.

•	HomePages.com delivers free services to consumers in the home buying and selling process by combining home listings, high resolution aerial photos, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. The site features homes for sale and displays detailed information on nearby schools, parks, shops and local services. HomePages also provides home owners with information on recently sold homes in their neighborhood as well as the ability to get a local expert’s estimate of their home’s value.

We use direct-response advertising, including television and Internet media, to drive prospective home buyers and sellers to our real estate-oriented web sites. We regularly advertise on national television networks and major Internet search engines and other web sites, and supplement this advertising with local television advertising and other media to help manage and geographically target consumer traffic and lead volume.

Services for Our Customers — Real Estate Agents and Mortgage Professionals

We provide the majority of our real estate and mortgage professionals customers with a bundle of services that includes:

•	Leads generated from our network of real estate and mortgage web sites in the specific local communities where our customers work.

•

CRM Tools and Content designed to help our customers build relationships with prospective home buyers and sellers over the Internet. Market Leader is an online prospect management system that helps our customers manage and cultivate leads. By automating many of the repetitive tasks that are required to follow up and communicate with potential clients, Market Leader allows customers to focus on transacting their current business while efficiently marketing their services to potential clients to maintain a pipeline of future business opportunities. In addition to the content and activity management features provided by many CRM tools, Market Leader also includes real estate and mortgage content and consumer email campaigns for our customers to send to their prospects to position them as highly-engaged, technically savvy neighborhood experts.

•	Community and Training Services that enable our customers to share and learn best practices to help them close more business with Internet consumers. In 2005, we expanded our coaching and training programs to reach a record level of customers. Our customers dedicated more than 6,600 days participating in the 116 in-market training seminars that we conducted in 2005. We also periodically host conference calls that feature customers who are successfully using our services, called our MasterMind success calls. Attendance on our MasterMind conference call series exceeded 43,000 agent sessions — more than 2.5 times the number from 2004. We continuously improve and refine our service offering, based on quantitative and qualitative feedback from our coaches and agent customers.

We generally provide this bundle of services for a monthly fixed fee pursuant to contracts, most of which have an initial term of one year, continuing thereafter on a month-to-month basis until terminated.

In 2005, we began offering other services as well, which our customers may or may not purchase in conjunction with the bundle of services described above.

•	HomePages Showcase. We provide advertising and a neighborhood-specific web presence to our real estate agent customers through their own customized HomePages.com web site that we host on their behalf at no cost. Additionally, we offer the HomePages Showcase marketing package that directs consumers to the agent’s HomePages web site and allows the agent to more prominently feature listings of their choice. Customers that choose our Showcase marketing package pay a monthly fixed fee pursuant to contracts, most of which have an initial term of one year, continuing thereafter on a month-to-month basis until terminated.

•	The Loan Page. We also provide a semi-exclusive mortgage lead product to mortgage professionals that consists of leads from consumers seeking up to four competitive bids for their mortgage financing needs. We currently acquire most of these leads from our network of lead generation affiliates. We expect to generate additional leads from consumers that are already visiting our network of real estate-oriented web sites, as well as through direct response advertising methods that drive consumers to our mortgage lead platform.

We believe that successful real estate and mortgage professionals typically have systems and processes in place to capture and develop leads, or prospects, to maintain and expand their businesses. In addition, we believe that the value of the leads generated for our customers through our network of web sites is enhanced when combined with our integrated offering that helps our customers convert these leads into closed transactions.

Based in part on feedback from customers through the Customer Success Program, we believe our customers experience success in converting the leads we provide to them into closed transactions. Although we encourage customers to voluntarily provide us with lead conversion information through the Market Leader system and our Customer Success Program, customers do not consistently provide this information. As a result we do not have an accurate statistical analysis of conversion rates or average lead-to-conversion time.

Competitive Strengths

Over the past six years, we’ve built and extended several competitive strengths that we believe have contributed to our success and are not easily replicated.

•

Leading Network of Real Estate and Mortgage Web Sites. We operate a leading network of real estate and mortgage web sites that provide millions of consumers with free access to the information and services that they seek throughout the home buying and selling process. In 2005 we expanded our network of Internet sites by acquiring The Loan Page and creating HomePages.com to address additional consumer needs during the home buying and selling process. We believe that our competency in direct response advertising to generate leads for our customers will continue to be an important competitive strength as we continue to grow and expand our service offerings and the types of customers that we serve.

We determine what lead commitments to allow our sales force to sell based on lead generation forecasts that incorporate our historical lead production in specific geographic markets and our future advertising plans. We believe that by allowing our customer commitments to be driven by lead generation forecasts rather than customer demand, we create distribution efficiencies that help to optimize our use of television advertising to generate leads. As our customer base grows, these distribution efficiencies increase and create a lead generation cost structure that we believe provides a competitive advantage.

•	A Unique Bundle of Services that Enhance the Value of the Leads and Advertising. Our Market Leader prospect management system assists our customers in building a pipeline of business by helping them organize, manage and communicate online with prospective consumers in a highly automated fashion tailored for each prospect. We also provide our customers with personalized coaching and training to help them better serve their prospective clients and increase the likelihood that they will convert their leads into commissions. We believe that our service offerings benefit real estate agents and mortgage professionals without altering their relationship with brokerage firms, national real estate franchisors or other real estate industry participants.

•	Profitable Sales Channel and Expertise in Servicing Real Estate and Mortgage Professionals. We believe that our experienced sales and marketing force and improved product offerings helped us to grow our sales channel to real estate and mortgage professionals throughout North America. We have developed a sales and marketing team who have expertise in identifying, qualifying, acquiring and servicing real estate agent and mortgage professional customers. In general, our customers operate independently particularly in regard to how they spend their marketing dollars. This is important because we believe there are no natural channels or shortcuts to building relationships with real estate agents and local mortgage professionals. As a result, we believe that companies targeting the $33 billion that is spent on marketing by real estate agents and mortgage professionals need to literally build relationships one at a time.

We identify prospective real estate and mortgage customers through email and telephone solicitation, trade shows, referrals from other customers and other public relations and general advertising efforts. We provide our salespeople with a variety of tools to help them demonstrate the advantages of our service offering to potential customers. Salespeople earn incentive compensation for achieving sales performance goals.

Our customer acquisition model has enabled us to successfully build relationships with over 16,000 customers of our real estate and mortgage customers as of December 31, 2005, up from approximately 11,000 on December 31, 2004.

•	Technology Advantage. Over the past five years we have built and acquired a proprietary, feature-rich set of systems to generate and distribute leads, deliver our suite of services to our customers and manage our business. From complex neighborhood-specific lead distribution algorithms to real-time reports for our sales personnel relating to inventory availability and agent inquiries, we believe our systems provide us with a competitive advantage. We have patents pending on certain technology used to deliver HomePages as well as ancillary services that we may offer as the product evolves.

Strategy for Growth

Our objective is to be the leading player in the online real estate and mortgage category. In doing so, we will seek to acquire an increasing share of real estate industry advertising expenditures, as these expenditures continue to migrate online. To achieve this goal, we are pursuing the following key strategies:

Deepen Relationships with Consumers in a Profitable, Long-Term Fashion. We must continue to enhance our customers’ ability to exceed the expectations of consumers. Our services are successful when we enable real estate and mortgage professionals to efficiently build a long term relationship with consumers. We will continue to identify the needs of real estate consumers, and build out features and services that enable our customers to respond to those needs while exceeding consumer expectations. And, because we monetize consumer requests more effectively than others in the space, we believe that we will be able to continue to create the services that consumers value most.

In 2006, we expect to invest in HomePages to continue to innovate, enhance and expand the consumer value proposition of that site. We believe that this investment will help us to leverage our network-wide traffic to cost effectively generate more consumer leads for our real estate and mortgage customers. We also believe that HomePages can serve as a local search platform that will give us the ability to monetize this traffic with additional forms of targeted local advertising.

Continue to Expand Our Share of the Marketing Dollars Spent by Real Estate and Mortgage Professionals. We intend to increase our share of the marketing dollars spent by real estate professionals through new offerings such as HomePages Showcase. We intend to increase the number of residential real estate and mortgage professionals who use our existing services by continuing to make investments in our product offerings, our sales force and direct response marketing efforts.

Investigate New Business Opportunities. We intend to explore ways to extend our services into industries in which we can leverage our network of real estate and mortgage web sites, our bundle of services and our sales channel to real estate and mortgage professionals and potentially other local business and professional service providers. We believe we can leverage our proprietary lead capture, cultivation and conversion methods in a number of real estate and non-real estate related industries. We may pursue such opportunities through acquisitions or through internal expansion of our business. We believe our service offering is particularly well suited to small businesses competing in highly fragmented industries.

Industry Background

The Residential Real Estate Industry

According to the National Association of Realtors, aggregate real estate sales in the United States were more than $1.2 trillion in 2004. According to REAL Trends, a real estate industry research firm, total residential real estate brokerage commissions and fees were approximately $61 billion in 2003. In a transaction for a house valued at $208,700, the median home price in the United States in 2005, according to the National Association of Realtors, the overall commission would be $10,435, assuming a 5% commission. Because of the large dollar size of typical real estate commissions, prospective home buyers and sellers are valuable to real estate agents, and as a result agents have demonstrated a willingness to invest heavily in advertising and marketing to generate clients. According to Borrell Associates, a media research firm, the real estate industry spent over $11 billion on advertising in 2004.

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

Although a buyer or seller might engage in a real estate transaction within weeks or even days after hiring an agent, the entire sales cycle for a transaction usually is considerably longer. According to a 2004 survey we commissioned from Hebert Research, a market research firm, potential home buyers on average take 16 months to buy a home from the time they begin contemplating a purchase, and potential home sellers on average take 9 months to sell their home from the time they begin contemplating a sale. Despite this long sales cycle, buyers and sellers tend to select agents quickly. According to a 2004 study by the National Association of Realtors, approximately 73% of home sellers selected the first agent they contacted. In addition, according to Hebert Research, approximately 62% of buyers select an agent within just one to three days of deciding to actively seek to buy a home, and approximately 52% of sellers select an agent within one day of deciding to actively seek to sell their home.

Challenges Faced by Real Estate Professionals

•	Competitive and Fragmented Industry. The residential real estate industry is intensely competitive. According to a study by the National Association of Realtors, real estate agents in the United States competed for over 7 million total closed residential real estate transactions in 2005. In addition, the residential real estate industry is extremely fragmented. Most real estate agents in the United States work as independent contractors affiliated with local or regional brokerage firms. As a result, agents typically are responsible for attracting and servicing their own clients. Although brokerage firms provide a base level of training, brand advertising and administrative support for their agents, most agents spend their own money developing their business and competing for clients.

•	Most Media is Inefficient for Neighborhood-Specific Customer Targeting. Despite significant expenditures on advertising and marketing, most real estate professionals are challenged to differentiate themselves in the neighborhoods in which they work. Agents tend to use nearly identical sales and marketing methods, such as word-of-mouth, open houses and various forms of print advertising, including postcards, flyers and newspaper advertisements. Although other media, such as television, radio and the Internet, can be more effective in generating potential clients, they tend to be inefficient for individual agents, because the advertisements are broadcast in larger geographic areas than the agent typically is willing or able to service.

•	Ineffective Prospect Management. According to the 2005 Member Profile of the National Association of Realtors, 85% of residential real estate agents have not had sales experience prior to becoming agents. We believe that the limited sales training that real estate agents receive typically encourages a short-term prospect management approach, with agents focusing on mature leads that are more likely to result in a transaction within 30 to 60 days. In the past, this short-term approach was reinforced by a lack of effective methods to identify leads in the early stages of the process. We believe that this short-term approach has resulted in many agents having difficulty building a steady pipeline of business and, as a result, experiencing significant fluctuations in closed transactions and commission income.

•	Dislocated Marketing Spend. According to the National Association of Realtors, use of the Internet to search for a home has risen dramatically over time, increasing from only 2% of home buyers in 1995 to 77% of home buyers in 2005. Although a great number of potential buyers and sellers are using the Internet in the early stages of their home buying or selling process, less than 11% of the average real estate marketing dollars were spent on online media in 2004 according to Borrell Associates.

The Impact of the Internet on the Real Estate Industry.

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

Real estate professionals have begun to recognize the potential of the Internet to reach and cultivate prospective clients, demonstrated by a projected acceleration in the share of marketing dollars spent with online services to generate and cultivate leads, according to Borrell Associates. That firm projected that 15% of the advertising dollars spent in the real estate industry in 2005 would be dedicated to online advertising, an increase from approximately 10% in 2004 and 8% in 2003. Although many real estate agents have adopted the Internet and email as standard business practices, we believe that most agents lack online prospect management systems that allow them to efficiently reach and manage relationships with potential clients who use the Internet. In addition, because many agents have adopted a short-term approach to the real estate buying and selling cycle, they may miss the opportunity to develop client relationships with consumers who are using the Internet to research real estate transactions at an earlier stage in the process.

Real estate professionals sometimes lack the technology skills and access to technology experts required to maintain a sophisticated web presence and support desktop computer systems. This creates an opportunity for companies that can deliver web services specific to agents’ needs over the Internet.

Benefits for Real Estate Professionals.

We founded the company with the seller lead product in 1999, and today we offer products that generate leads from prospective buyers as well as sellers and a comprehensive set of tools and training to help agents leverage the power of the Internet and achieve success. Our real estate lead subscription products — HouseValues and JustListed — help agents attract new clients by helping them capture, cultivate and convert leads into closed transactions.

•	Capture Leads. Consumers request information via our forms on HouseValues and JustListed web sites. We introduce these consumers — prospective home buyers and sellers — as leads to our real estate professional customers in the geographic areas that they service. We provide each lead to only one agent customer and we guarantee our agent customers an average number of leads per month for a fixed monthly fee. Because these leads are often from consumers who are at an early stage in the real estate transaction process, our customers often are the first real estate agents these consumers interact with in the process. We believe this provides our customers with a potentially significant competitive advantage over other agents servicing the same geographic areas. This advantage is particularly important given that approximately 73% of home sellers select the first agent they contact for the transaction, according to a 2004 study by the National Association of Realtors.

•	Cultivate Prospects. Our Market Leader prospect management system assists our customers in building a pipeline of business by helping them organize, manage and communicate online with prospective home buyers and sellers in a highly automated fashion tailored for each prospect. We deliver leads generated by HouseValues, JustListed and HomePages directly into a subscribing agent’s Market Leader prospect management system, which allows the agent to build long-term relationships with prospective clients by automating ongoing communication. The system sends agent-branded prospect follow-up emails that include custom-written real estate content designed to engage the prospective clients.

•	Convert Prospects. We provide agent customers with personalized coaching and training to help them better serve their prospective clients and increase the likelihood that they will convert their leads into commissions. Our coaching and training are a core part of our offering because they help our customers develop marketing, selling and client relationship-building skills while also helping them gain expertise with our Market Leader prospect management system. We plan to provide 120 customer training seminars across North America in 2006. We believe that our investment in training enhances the consumer experience, drives agent success and helps improve customer retention. Our exclusive lead distribution structure means that agents are not competing with other seminar attendees for their HouseValues business, and this establishes a sense of non-competitive professional community that’s not generally present in their work environment.

Our Showcase Advertising Packages, based on our HomePages web site help agents build their brands, win listing appointments from prospective home sellers and advertise the listings that they have.

•	Build Their Brands. Agents spend significant marketing dollars on mailings, print advertising and local media for the purpose of building their personal brands in consumers’ minds. Showcase subscriptions provide an alternative that lets agents capture neighborhood-specific consumer Internet traffic drawn to HomePages as a result of our nationwide advertising campaign. HomePages effectively provides an online destination that positions the agent as a local neighborhood expert.

•	Competitively Position Their Services to Win Sellers’ Listings. Agents often face competition for sellers’ listings. The HomePages Showcase marketing package gives agent customers the ability to feature selected listings and by offering this capability to sellers’ agents can effectively differentiate their services.

•	Effectively Market Their Listings. In contrast to print media, the HomePages Showcase marketing package lets agents market their listings exclusively to consumers with a demonstrated interest in a specific neighborhood.

The Residential Mortgage Industry

The residential mortgage industry includes banks, savings & loans, mortgage companies and mortgage brokers that offer mortgage products to consumers. Because mortgage fees are typically a large dollar amount, prospective mortgage customers are valuable to the residential mortgage industry, and as a result lenders have demonstrated a willingness to invest heavily in advertising and marketing to generate clients. According to the media research firm, Borrell Associates, the mortgage industry spent over $21 billion on advertising in 2004.

Mortgage brokers have increased their portion of residential financing in recent years. According to a 2005 New York Times article, there are more than 50,000 mortgage brokerage companies that employ an estimated 400,000 loan officers and originate approximately 70% of all residential loans in the U.S.

The Role of the Residential Mortgage Professional

The residential mortgage professional provides services vital to the home financing process that are valued by buyers, sellers and real estate agents.

For potential buyers, residential mortgage professionals typically provide:

•	Information regarding various financing alternatives and suitability for the individual borrower;

•	Pre-qualification that gives the potential buyer confidence that they will qualify for financing for the property that they bid on;

•	Loan application processing to meet the origination requirements of institutions that fund or resell residential mortgages; and

•	Escrow and other transaction services required to complete the purchase.

For real estate agents, the pre-qualification of the buyer by a residential mortgage professional helps the agent target an appropriate housing price range for the potential buyer while increasing the agent’s confidence of the consumers’ financial ability to complete the real estate transaction.

For potential sellers, the mortgage pre-qualification of the buyer increases the seller’s confidence in a buyer’s offer that is subject to mortgage approval. A pre-qualified buyer offers the seller greater certainty of a completed transaction compared to an offer from a buyer than has not been pre-qualified.

Challenges Faced by Residential Mortgage Professionals

•	Competition on Price in a Commoditized Industry. The residential mortgage industry is intensely price competitive. Standardized mortgage products have been effectively commoditized as a result of the aggregation of conforming loans into larger offerings that are priced in a uniform fashion by the debt capital markets. As a result of broad access to similarly-priced mortgage products industry-wide, residential mortgage lenders increasingly rely on service and relationships as their competitive differentiators.

•	Impact of Interest Rates. Interest rates are an important factor in home affordability that drives demand for home purchase mortgages and mortgage refinancing. In recent years as fixed interest rates fell to near forty-year lows lenders were able to identify and target prospective refinancing customers both within and beyond their base of prior customers. Because there is no new real estate purchase involved in mortgage refinancing, these transactions are achieved with a relatively short sales cycle and greater predictability of close than purchase mortgage transactions. Some lenders made significant investment in loan origination infrastructure and personnel to meet refinancing demand that broadened as rates fell, prices increased and consumers increasingly viewed their homes as sources of funds. Should interest rates rise in the future, housing prices may experience slowed or negative growth, and both of these factors may limit transaction volumes in mortgage refinancing. In this reduced transaction scenario, lenders may become increasingly dependent on mortgage lead generation services and increasingly focused on purchase mortgage transactions.

•	Influence of Real Estate Agents. Real estate agents exert significant influence over the consumers’ choice of mortgage vendors in purchase transactions, often providing financing referrals that are acted upon by the consumer. As a result, many lenders seek out relationships with real estate agents that can refer purchase mortgage business.

The Impact of the Internet on the Residential Mortgage Industry. The Internet makes an unprecedented amount of price and term information readily available to consumers, and thereby intensifies the price competition already inherent in the mortgage industry. At the same time, the Internet provides an efficient means for these mortgage lenders to reach and communicate with these prospective clients even through the longer sales cycles often required in purchase mortgage transactions.

Independent mortgage brokers sometimes lack the technology skills and access to technology experts required to maintain a sophisticated web presence and support desktop computer systems. This creates an opportunity for companies that can deliver web services specific to brokers’ needs over the Internet.

Benefits for Residential Mortgage Lenders

•	Nurture and Leverage Real Estate Agent Relationships. Our JustListedConnect service helps mortgage professionals attract new clients by providing them with leads on prospective home buyers and sellers in the geographic areas that they service. We provide each lead to only one mortgage agent customer and we guarantee our mortgage customers an average number of leads per month for a fixed monthly fee. Some mortgage professionals utilize the customer training seminars we sponsor to meet and develop relationships with real estate agents.

•	Quality Leads for Mortgage Refinance. In October 2005, we acquired The Loan Page, a mortgage lead aggregator that currently serves primarily enterprise-level mortgage lenders. Prospective residential mortgage consumers seeking competitive mortgage bids are directed to The Loan Page’s Internet website by Internet advertising. Once on the site consumers provide application information that our lead processing platform is able to filter and deliver to up to four enterprise-level lenders who provide their best offers to win the consumers’ financing business. In the future we also intend to provide The Loan Page’s competitive financing opportunity to consumers visiting our real estate oriented web sites, HouseValues.com, JustListed.com and HomePages.com. We believe that the context of real estate related value propositions and real estate focused content will produce high quality mortgage leads that will be attractive to residential mortgage lenders.

Competition

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. While we are unaware of any other company that currently provides an identical suite of services, all of our services, including online lead generation, online prospect management system and agent coaching and training programs, are provided separately by other companies, and it is possible that one or more of these companies, or a new market entrant, could adopt a business model that competes directly with us.

Many of our existing and potential competitors have longer operating histories, greater name recognition, greater technological capabilities and greater financial, sales, marketing and human resources than we do. Our current and potential competitors include:

Traditional Sellers of Advertising to Real Estate and Mortgage Professionals. We compete with traditional sellers of advertising, including local and regional newspapers, local magazines, and “rack” publications advertising homes for sale, for a share of the marketing dollars that residential real estate agents and mortgage professionals spend to attract prospective home buyers and sellers. Real estate and mortgage professionals may continue to view traditional advertising sources as a more effective means to reach prospective home buyers and sellers, leading to a lack of demand for our services.

Internet Media Companies. We compete with large Internet media companies, such as AOL, Google, MSN, and Yahoo! for residential real estate and mortgage professionals’ marketing dollars. Some of the large Internet media companies are currently developing enhanced search products, including search products that would allow a user to find real estate related search results in a specific city or geographic area. If their existing or new products become a cost-effective way for real estate and mortgage professionals to generate leads, these products may become an attractive alternative to our services, which could decrease demand for our services or increase our online lead generation costs. Additionally, these companies on which we rely in part for our own advertising and lead generation needs may develop or acquire products and services that compete directly with our services.

Online Companies Focused on Residential Real Estate and Mortgage Lending. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate and mortgage industry. Such companies include HomeGain, Homes.com, Homestore, ServiceMagic and IAC/InterActiveCorp

and its LendingTree business, which includes Domania.com and RealEstate.com, all of which have established web sites and compete or may compete for real estate and mortgage professionals’ advertising expenditures. Homestore, one of the largest Internet real estate sites, has announced its intent to enter into the lead generation business. In addition, several entities present an automated value model home estimator or homes for sale listings based on publicly available information, including new entrants to the market, Trulia Real Estate Search and Zillow.

Consolidation driven by online service providers involved in the real estate industry and Internet media companies and traditional media companies could create more potent competitors. For instance, HomeGain has been acquired by Classified Ventures, which is a consortium of several traditional media companies. Increased consolidation among online service providers in the residential real estate industry could result in additional competitors that have significantly greater resources or greater brand recognition than we do, and that are able to provide a broader and more attractive suite of products to real estate agents than we can.

Real Estate Brokerage Firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms or other brokerage firms may become direct competitors. For example, real estate brokerage franchisor ReMax has announced its intent to provide national multiple listing service data to consumers in order to generate more consumer interest for its agents. A significant percentage of residential real estate agents are affiliated with large national or regional brokerage firms. These brokerage firms, or smaller independent brokerage firms, may decide to provide their agents with a service offering or suite of service offerings similar to ours at a lower cost or free of charge, or attempt to restrict the ability of their agents to use our services.

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; reputation, reliability and trust; quality of web site, including features, functionality and information; convenience; and delivery performance. We believe that the size and geographic breadth of our customer base creates efficiencies that may not be available to competitors that lack our scale and nationwide distribution. We believe that success in our business requires a competency in small business sales and service such as that we’ve developed, and that the challenges we encountered building our customer base while expanding to nationwide presence will be encountered by other entrants as they seek to grow their competitive offerings.

Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is difficult to predict.

Technology and Infrastructure

We have built and acquired proprietary, feature-rich systems to interact with consumers, provide our suite of services to real estate agents and manage our business.

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

HomePages.com. We made significant technology and infrastructure investments to enable this site to deliver a robust online tool that enables consumers to research home listings and comprehensive neighborhood information online. We have built systems to deliver advertising impressions and featured homes listings to consumers on behalf of agents subscribing to our HomePages Showcase marketing package.

TheLoanPage.com. This web site collects mortgage leads from a variety of sources and distributes them to customers, delivering leads up to four times to provide consumers with competitive offers to meet their financing needs. A significant factor in our decision to acquire this business was acceptance of this semi-exclusive mortgage lead platform by the enterprise lenders that currently constitute their major customers.

Lead Management System. Our lead management system is a geography-targeted, business-rule driven system that manages and distributes leads to our customers. This system allows us to monitor lead inventory and aids in the optimization of our advertising spending.

Direct Marketing System. This system manages our database of potential customers, directing customer prospects to the appropriate sales staff. The sales team has a real-time view of available lead inventory in every neighborhood in the country and closes sales utilizing an online order form. Orders are confirmed and entered into our customer billing system, which is integrated with our accounting system. In our back office, we have real-time reporting capability about critical aspects of our business and our interactions with customers.

Our systems are built primarily on Microsoft .Net technology. These systems are hosted in a co-location facility in Kent, Washington. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We currently have 5 trademarks registered in the United States and Canada and applications for 19 additional marks are pending in the United States and Canada for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our web sites and our proprietary technologies although to date we have not registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technology.

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

State Real Estate Regulation. Real estate licensing laws vary from state to state, but generally a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker’s license. In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. This officer-broker is responsible for the real estate operations within the state, and the corporation acts through this individual. Holders of real estate licenses must follow the state’s real estate licensing laws and regulations. These laws and regulations prescribe minimum duties and obligations of the license holders to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record-keeping requirements, trust fund handling, agency representation, advertising regulations and fair housing requirements. Most states currently have an exception from brokerage licensing requirements with respect to referrals that originate from a broker licensed in a different state, provided that the referral is made to a broker or agent licensed in that state. We currently hold a corporate real estate broker’s license in the State of Washington and various other states and intend to obtain licenses in other states that we determine are necessary for our business. Although we actively work to ensure we are in compliance with state real estate licensing laws and regulations, regulations and their interpretation are subject to change and we cannot assure you that we are, and will remain at all times, in full compliance with such regulations and may be subject to fines or penalties in the event of any non-compliance.

State Mortgage Regulation. Mortgage licensing laws vary from state to state, but generally a corporation engaged in the mortgage brokerage business must obtain a corporate mortgage broker’s license. In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a mortgage broker in that jurisdiction. This officer-broker is responsible for the mortgage operations within the state, and the corporation acts through this individual. Holders of mortgage licenses must follow the state’s mortgage licensing laws and regulations. These laws and regulations prescribe minimum duties and obligations of the license holders to their clients and the public, as well as standards for the conduct of business. Certain states do not require a mortgage broker license for corporations that generate mortgage leads for their customers. We currently hold a mortgage broker’s license in various states and are in the process of obtaining licenses in other states that we have determined are necessary for our business. We cannot assure you that we are in full compliance with such regulations and may be subject to fines or penalties in the event of any non-compliance. In addition, although we actively work to ensure we are in compliance with state mortgage broker licensing laws and regulations, regulations and their interpretation are subject to change and we cannot assure you that we will remain at all times, in full compliance with such regulations and may be subject to fines or penalties in the event of any non-compliance.

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

Employees

As of December 31, 2005, we had 507 employees primarily based in our corporate headquarters in Kirkland, Washington. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

ITEM 1A: RISK FACTORS

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer adoption and retention, the cyclical nature of the real estate industry, variability in interest rates and other factors outside of our control. In addition, our expenses and revenues may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. We believe that period-to-period comparisons of our past operating results may not be good indicators of our future performance and should not be relied on to predict the future performance of our stock price. For example, we launched our JustListed.com business in January 2004 which led to rapid revenue growth. We do not expect that we will be able to sustain this revenue growth rate in future quarters as our business matures and the rate of customer growth declines. In addition, we have recently entered the mortgage lead generation business and have also launched a real estate consumer Internet portal. We have limited experience in these areas and may not be successful.

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

We are expanding our lead generation business into the residential mortgage services industry, in which we have only limited experience. As part of this expansion, we purchased The Loan Page, Inc., a small mortgage lead generator located in San Francisco. In addition, we recently launched HomePages, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. These initiatives, and other acquisitions and initiatives we may pursue may not be successful or the anticipated benefits may take longer to realize than expected. Also, we have little or no experience in these areas which may result in errors in the conception, structure or implementation of a strategy to take advantage of available opportunities. We cannot assure you that any new products, acquisitions or other expansion efforts will be successful.

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

Our ability to retain customers will depend, in part, on our ability to generate leads from prospective home buyers, sellers and mortgage consumers in quantities demanded by our customers. In addition, our success will depend on our ability to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost effective basis. Our real estate customer contracts and many of our mortgage customer contracts require us to deliver a guaranteed minimum number of leads per month to each customer. We occasionally fail to deliver the number of leads we are required to deliver to a customer in a given month. For example, during the quarter ended December 31, 2005, we were unable to deliver approximately 7.0% of our total guaranteed lead obligations to customers. Our estimated obligation for underdelivered leads at December 31, 2005 was approximately $0.3 million. If we regularly fail to deliver the number of leads we are required to deliver to a customer, that customer will likely become dissatisfied with our services. In addition, if we do not maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customer may choose not to extend their contracts for our services.

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions or dissatisfaction with our services. Our average monthly churn rate for the quarter ended December 31, 2005 was 7.2%, compared to 5.9% for the quarter ended December 31, 2004. We calculate “average monthly churn” by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter.

We cannot accurately predict how long agents or mortgage professionals will remain customers. If our churn rate increases, our revenue will decline and our business could suffer.

Decreases in customer acquisition or retention may not be immediately reflected in our operating results.

The effect of significant decreases in the number of new and active customers may not be fully reflected in our results of operations until future periods. Much of the revenue we report in each quarter is from agreements entered into during previous quarters. Consequently, a decline in new customer contracts or an increase in cancellations in any one quarter will not necessarily be fully reflected in the revenue reported until the following quarter and may negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure in a timely manner to reflect these reduced revenues.

We have experienced rapid growth which we may not be able to successfully manage.

We have experienced rapid growth in our revenues, expenses and employee headcount. In addition to adding a number of senior individuals to our management team, our overall employee base has grown from 266 employees as of December 31, 2004 to 507 employees as of December 31, 2005. Further, we have recently opened a new facility in Yakima, Washington, which is our first location other than our corporate headquarter. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.

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

We continue to evaluate our system of internal controls over financial reporting and may be required to make enhancements where appropriate, which may require significant resources.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. We have implemented changes to our internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which require a company’s management and its auditors to evaluate and assess the effectiveness of our internal controls. We are required to continue to evaluate and, where appropriate, enhance our policies, procedures and internal controls. Implementing any necessary changes may take a significant amount of time, money, and management resources and may require specific compliance training of our directors, officers and other personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time and as our business evolves, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. Given the potential significance of resources required for compliance, we cannot assure you that we will be able to maintain compliance with the requirements of the Sarbanes-Oxley Act.

We rely almost entirely on advertising to generate leads for customers.

We rely heavily on advertising to attract consumers to our web sites and to generate leads. We advertise primarily through online media and television commercials.

Risks Associated with Online Advertising. We rely on online media to attract a significant percentage of the consumers visiting our web sites. Prices for online advertising have increased as a result of increased demand for advertising inventory, which has caused our expenses to increase and result in lower margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could increase, the number of leads we generate could decrease and our revenues or margins could decline.

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

The residential real estate and mortgage markets historically have been subject to economic cycles. An economic slowdown or recession, adverse tax policies, lower availability of credit, increased interest rates, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks or the public perception that any of these conditions may occur could decrease demand for residential real estate or mortgages. Trends in the real estate industry and mortgage business are unpredictable; therefore, our operating results, to the extent they reflect changes in the broader real estate industry and mortgage business, may be subject to significant fluctuations.

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

Our technologies and content may not be able to withstand third-party claims or rights against their use. If we were unable to successfully defend against such claims, we may have to pay damages, stop using the technology or content found to be in violation of a third party’s rights, seek a license for the infringing technology or content, or develop alternative non-infringing technology or content. If we are required to obtain a license for the infringing technology or content, it may not be available on reasonable terms, if at all. In addition, developing alternative non-infringing technology or content could require significant effort and expense. If we cannot license or develop technology or content for any infringing aspects of our business, we may be forced to limit our service offerings. Any of these results could reduce our ability to compete effectively and harm our business.

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

Our HomePages and JustListed products rely on information from real estate multiple listing services provided by third parties that we do not control.

Our HomePages website combines aerial maps, in-depth neighborhood information, and for sale home listings, including listings in most of the major metropolitan markets in the United States, in one integrated web site. In addition, in selected markets, including most of the major metropolitan markets in the United States, we provide JustListed agent customers with a feature that allows them to automatically email their prospective clients information about newly available homes that meet the prospective clients’ criteria. The for sale home listings information provided by the HomePages website and via the automated email feature of JustListed is supplied only in markets in which our subsidiary, Soar Solutions, has a relationship with the local multiple listing service, or MLS, and in some cases, additionally with the agents’ real estate broker. Listings must be sent manually by an agent customer in markets in which Soar Solutions does not have MLS relationships. Soar Solutions’ agreements with MLSs to display property listings have short terms, or can be terminated by the MLSs, or, in some cases, the broker, with little notice. The success of our HomePages website depends substantially on our continued ability to provide for sale home listings to consumers and to expand listings in markets in which it is not currently available. Our JustListed service depends in part on our continued ability to provide agent customers with an automated listing email tool and our ability to expand listings in markets in which it is not currently available. Our inability to supply this information will harm our business and operating results.

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

Due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain real estate and/or mortgage brokerage licenses in certain states in which we operate. In connection with such licenses, we are required to designate individual licensed brokers of record. We cannot assure you that we are, and will remain at all times, in full compliance with state real estate or mortgage licensing laws and regulations and we may be subject to fines or penalties in the event of any non-compliance. If in the future a state agency were to determine that we are required to obtain a real estate or mortgage brokerage license in that state in order to receive payments or commissions from real estate and mortgage professionals, or if we lose the services of a designated broker, we may be subject to fines or legal penalties or our business operations in that state may be suspended until we obtain the license or replace the designated broker. Any failure to comply with applicable laws and regulations may limit our ability to expand into new markets, offer new products or continue to operate in one or more of our current markets.

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

To date, our quarterly revenue growth has diluted any seasonality effects; however, seasonality may have a more pronounced effect on our operating results in the future. If seasonality occurs, investors may be unable to predict our annual operating results based on a quarter-to-quarter comparison of our operating results as our business matures.

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

Increased government regulation of the Internet and claims under state consumer protection laws could force us to change the manner in which we conduct our business or result in monetary fines or increased costs.

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

We may be subject to claims under state consumer protection statutes if our agent customers are dissatisfied with the quality of our leads, customer service, training programs or contract cancellation policies. These claims could result in monetary fines or require us to change the manner in which we conduct our business, either of which could have a material adverse effect on our business and results of operations. Any of these types of claims, regardless of merit, could be time-consuming, could harm our reputation and could be expensive to litigate or settle.

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

To pursue our current and future business plans, we may choose to seek additional funding through public or private financings, including equity financings, and through other arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced and these securities might have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our operations or capital expenditures.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

We lease approximately 69,000 square feet of office space for our corporate headquarters in Kirkland, Washington. The lease commenced in December 2004 and has a six-year term with defined periodic escalations. This initial lease term expires in 2010 with an option for a five-year renewal.

We also lease approximately 23,000 square feet of office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington for our satellite contact center. The lease commenced in October 2005 and has an initial term of five years with an option to extend the lease for an additional five years. Effective October 2006, our space under lease will expand to approximately 36,000 square feet. Subject to the terms and conditions of the lease, we also have the option to purchase the leased premises.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on The Nasdaq National Market under the symbol “SOLD.” The following table shows the high and low sales prices for our common stock as reported by The Nasdaq National Market since our stock began trading on December 10, 2004.

	Quarters Ended
	Dec. 10-31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Common Stock Price:
High	$18.01	$15.44	$18.49	$20.29	$16.51
Low	$14.25	$11.55	$10.75	$12.70	$12.16

Holders

At February 23, 2006 there were approximately 67 holders of record of our Common Stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

On March 20, 2003, when we were a privately held company, we paid a cash dividend in the aggregate amount of $3 million, or $0.1645 per share, to holders of record of our outstanding capital stock as of March 6, 2003.

We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Use of Proceeds

On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock. We sold 4,166,667 shares of common stock at $15.00 per share, for aggregate gross proceeds of $62.5 million, and selling shareholders sold 2,083,333 shares of common stock at $15.00 per share, for aggregate gross proceeds of $31.2 million. We received net proceeds of approximately $56.1 million after underwriters’ discounts and commissions of $4.4 million and other expenses related to the offering of $2.0 million. None of the proceeds of the offering that we received were used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders. All of the expenses of the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. acted as joint book-running managers of the offering, with Piper Jaffray & Co., Thomas Weisel Partners LLC and Pacific Crest Securities Inc. acting as co-managers of the offering.

Through December 31, 2005, we have used approximately $14.5 million of the proceeds for the acquisition of The Loan Page, earn-out payments on previous acquisitions, and the purchase of property and equipment and intangible assets. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statements of Income Data:
Revenues	$11,224	$21,748	$25,103	$47,691	$86,710
Expenses:
Sales and marketing	6,336	11,031	11,485	22,603	44,008
Technology and product development	983	1,240	2,024	3,750	7,038
General and administrative	2,434	3,758	4,639	7,679	11,539
Depreciation and amortization of property and equipment	209	479	728	950	1,891
Amortization of intangible assets	12	15	298	895	776
Stock-based compensation	130	128	84	505	1,102

Total expenses	10,104	16,651	19,258	36,382	66,354

Income from operations	1,120	5,097	5,845	11,309	20,356
Interest income and other, net	30	65	72	199	1,874

Income before income tax (benefit) expense	1,150	5,162	5,917	11,508	22,230
Income tax (benefit) expense	(427)	1,758	2,143	4,050	7,247

Net income	1,577	3,404	3,774	7,458	14,983
Redeemable convertible preferred stock dividends	—	—	(1,138)	—	—

Net income available to shareholders	$1,577	$3,404	$2,636	$7,458	$14,983

Per Share Data:
Net income per share:
Basic	$0.09	$0.19	$0.21	$0.39	$0.59

Diluted	$0.08	$0.17	$0.18	$0.34	$0.54

Cash dividends	$—	$—	$0.16	$—	$—

Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net income:	$1,577	$3,404	$3,774	$7,458	$14,983
Less: Interest income and other, net	(30)	(65)	(72)	(199)	(1,874)
Add: Depreciation and amortization of property and equipment	209	479	728	950	1,891
Amortization of intangible assets	12	15	298	895	776
Stock-based compensation	130	128	84	505	1,102
Income tax (benefit) expense	(427)	1,758	2,143	4,050	7,247

Adjusted EBITDA	$1,471	$5,719	$6,955	$13,659	$24,125

	December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,330	$6,071	$7,181	$74,878	$84,874
Working capital	2,651	5,615	5,196	69,376	75,207
Total assets	4,233	8,240	10,517	84,564	111,591
Total liabilities	876	1,347	2,619	9,964	17,527
Redeemable convertible preferred stock	4,185	4,185	4,185	—	—
Total shareholders’ (deficit) equity	$(828)	$2,708	$3,713	$74,600	$94,064

Adjusted EBITDA is a non GAAP financial measure provided as a complement to results provided in accordance with accounting principles generally accepted in the United States of America. The term “Adjusted EBITDA” refers to a financial measure that is defined as earnings before net interest, income taxes, depreciation, amortization and stock-based compensation. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to measures reported by other companies. We believe Adjusted EBITDA provides relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate the operating performance of our operations. The components of Adjusted EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance, and we also use Adjusted EBITDA for planning purposes and in presentations to our board of directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the Company’s actual results include, but are not limited to those discussed in “Risk Factors” contained in Item 1A. of this filing, as well as those described in our Quarterly Reports on Form 10-Q for 2005 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of today’s date and the Company assumes no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

We operate a leading network of real estate and mortgage web sites that provide consumers with free access to the information and services that they seek throughout the home buying and selling process. We introduce these consumers to a community of real estate and mortgage professionals with the specialized local expertise to service their needs. We make money by providing our customers – local real estate and mortgage professionals – with the leads, tools, and training that enable them to deliver great service to home buyers and sellers.

How We Generate Revenues

We generate substantially all of our revenues by charging real estate and mortgage professionals a monthly fixed fee for our suite of services, which includes a monthly bundle of exclusive leads on prospective home buyers or sellers, our Market Leader system and our coaching and training programs. We generally provide this bundle of services pursuant to contracts, most of which have an initial term of one year, continuing thereafter on a month-to-month basis until terminated.

HouseValues: A service where we contract with real estate agents to deliver a minimum number of home seller leads per month generated from the HouseValues.com website. A lead consists of the contact information for a prospective home seller. We charge real estate agents a one-time set-up fee and a monthly fixed fee for these products and services, which include a monthly bundle of exclusive leads on prospective home sellers, the Market Leader system and training and coaching programs.

JustListed: A service where we sell real estate agents a minimum number of home buyer leads per month generated from the JustListed.com website. The leads consist of the contact information for prospective home buyers. Like the HouseValues’ product, we charge real estate agents a one-time set-up fee and a monthly fixed fee for these products and services, which include a monthly bundle of exclusive leads on prospective home buyers, the Market Leader system and training and coaching programs.

JustListed Connect: A service where HouseValues contracts with mortgage professionals to deliver a minimum number of home buyer leads per month generated from the JustListed.com web site. Mortgage professionals are charged a one-time set-up fee and a monthly fixed fee for these products and services, which include exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support.

HomePages/Showcase: We operate HomePages.com, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. HomePages includes birds-eye views of neighborhoods with data on homes for sale and recently sold home information as well as other neighborhood information, business listings and government services. We sell Showcase, an online marketing subscription to real estate professionals which allow them to feature selected listings on the web site. We began generating revenue in January 2006 after the release of the final product.

The remainder of our revenue is derived from initial set-up fees, sales of surplus leads to brokers, sales of semi-exclusive mortgage leads through The Loan Page, monthly fees for use of our Market Leader system, the sale of HouseValues branded marketing collateral, seminar attendance fees, penalties for early termination of agent customer contracts and advertising, none of which materially affects our operating results. These sources of revenues in the aggregate did not exceed 6% of our revenues for any annual period presented in this Annual Report on Form 10-K.

Our Expenses

The largest components of our expenses are personnel and marketing costs. Personnel expenses consist of salaries, benefits and incentive compensation for our employees, including commissions for sales people. These expenses are categorized in our statements of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers to our web sites and real estate and mortgage professionals to our services. The largest component of these expenses consists of advertising designed to increase the number of potential home buyers and sellers who visit our web sites.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the policies we feel are critical.

Stock-Based Compensation

Effective January 2006, we will recognize stock-based compensation using the fair value method. We use the Black-Scholes pricing model which requires the input of highly subjective assumptions, including estimating the stock option expected life and stock price volatility. Our relatively short history as a public company requires us to evaluate the stock option expected lives used by a group of peer companies factored by our own limited experience. Expected volatility is estimated by calculating the actual stock price volatility of our peer group calculated from the dates of their respective initial public offerings, again factored by our own limited experience. We plan to update these estimates over time as we see changes in our peer group, as well as gain additional experience of our own. Changes in any of these assumptions could materially impact the estimated fair value of options granted.

See “Recent Accounting Pronouncements” for discussion of the requirement to change from the intrinsic method of accounting to the fair value method of accounting for stock options, effective January 2006.

The following table illustrates the effect of changing these significant variables on the estimated fair value of our options. The following examples are hypothetical but representative of our option grants and their related fair values. In each analysis, the remaining variables are held constant. This illustration is not intended to provide a range of exposure or expected deviation.

Effect of a 1-year change in expected life of our stock options:

	-1 Year	Current Expected Life Estimate	+1 Year
Estimated option life	2 years	3 years	4 years
Estimated fair value	$6.76	$8.04	$9.01

Effect of a 10% change in our stock price volatility estimate:

	-10%	Current Volatility Estimate	+10%
Stock option volatility	80%	90%	100%
Estimated fair value	$7.37	$8.04	$8.67

Through December 31, 2005, we recognized stock-based compensation using the intrinsic value method. For purposes of financial accounting for employee stock-based compensation issued before our initial public offering, we applied hindsight within each period to arrive at reassessed values for the shares underlying the options. We recorded deferred stock-based compensation of $5,263 and $428 in the years ended December 31, 2004 and 2000, respectively. These amounts are equal to the difference between these reassessed values and the exercise prices. No deferred stock-based compensation was recorded during each of the three years ended December 31, 2003 because the exercise price of the stock options equaled or exceeded the reassessed value of the underlying stock at the date of grant. We recognized deferred compensation expense on a straight-line basis over the vesting period of the options, generally four years.

Business Combinations, Intangible Assets and Goodwill

We account for our business combinations using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition. Significant judgment is used to estimate the fair values of the assets and liabilities acquired, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. We determined the fair value of various identifiable intangible assets, including customer lists and developed technology using factors such as revenue estimates of customers acquired adjusted for assumed attrition rates and estimated costs that would be incurred to obtain the capabilities gained from the acquired developed technology. Our estimates of revenue and costs are based on historical data, various internal estimates and a variety of external sources.

Intangible assets, other than goodwill, and other long-lived assets are being amortized over their estimated useful lives and are periodically reviewed to evaluate whether the value of these assets may be impaired. As of December 31, 2005, we have net intangible assets, other than goodwill, of $4.9 million. The determination of the fair value of these assets is dependent on material judgment and estimates, including estimates of related future cash flows and the assets’ related lives.

We record goodwill when the purchase price of an acquisition exceeds the fair value of the assets acquired less the liabilities assumed. As of December 31, 2005, we have goodwill of $6.2 million. We evaluate goodwill annually for impairment or when circumstances indicate the carrying value of this asset may not be recoverable. Goodwill impairment testing requires significant judgment to determine the appropriate reporting unit, to estimate future cash flows from that reporting unit, using appropriate discounts, and to estimate the fair value of the assets and liabilities of the reporting unit, asset lives and other assumptions. Changes in these estimates and assumptions could materially affect the fair value determination and potential goodwill impairment of each reporting unit.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss carryforwards in our existing business and related to acquisitions. We must make significant assumptions, judgments and estimates to determine the provision for income taxes and the related current and deferred tax assets and liabilities, as well as any valuation allowance to be recorded against deferred tax assets. Our judgments, assumptions and estimates must take into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits.

Changes in the amount of our tax exempt income, changes in the tax laws or our interpretation of the tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Based on our results for the year ended December 31, 2005 and the average annual change in our effective tax rate, a two-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $0.4 million. The following analysis demonstrates the potential effect a two-percentage point change would have on our consolidated financial statements. This illustration is not intended to provide a range of exposure or expected deviation.

	-2%	2005	+2%
	(dollars in millions)
Income before income tax expense	$22.2	$22.2	$22.2
Effective tax rate	30.6%	32.6%	34.6%
Income tax expense	$6.8	$7.2	$7.7
Net income	$15.4	$15.0	$14.5
Diluted net income per share	$0.56	$0.54	$0.53

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

Current Year Overview

The fourth quarter of 2005 represents our 19th consecutive quarter of profitable operations. We continued to see solid growth in our business during 2005. For the year, revenue was a record $86.7 million, up 82% compared to 2004. Net income increased 101% to $15.0 million, when compared to the same period last year. In the fourth quarter of 2005, we reduced our B&O tax accrual by $1.8 due to the settlement of our Washington State B&O tax audit. Expenses in 2004 included $1.3 million in charges for an increase in our B&O tax accrual and lease termination costs related to our former corporate headquarters. Without these additional items, net income for 2005 would have increased by a smaller percentage.

Launch of Mortgage Service Offering: During the second quarter of 2005 we announced a new marketing service specifically designed to help mortgage professionals generate more business by enabling them to build relationships with both prospective home buyers and local real estate agents. Currently we have more than 1,000 mortgage broker customers using the service. This integrated service offering includes exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. We generate revenue from this new service offering by charging mortgage customers a monthly fixed fee.

Launch of HomePages Web Site: On October 11, 2005, we announced the launch of HomePages, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. HomePages includes birds-eye views of neighborhoods with data on homes for sale and recently sold home information as well as other neighborhood information, business listings and government services. The site features homes for sale and displays detailed information on the nearby schools, parks, shops and local services. HomePages also provide home owners with information on recently sold home in their neighborhood as well as the ability to get a local expert’s estimate of their homer’s value.

We offer a web site built on the HomePages platform at no cost to all existing real estate agent customers. We generate revenue by selling online marketing subscriptions to real estate professionals which allow them to feature selected listings on their site. We began generating revenue from this product in January 2006.

Expansion Facility: On October 24, 2005, we entered into a commercial lease agreement for an office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington. The new facility will allow us to continue to expand our sales force in the lower cost environment of Yakima.

Acquisition of the Loan Page: On October 31, 2005 we completed our acquisition of The Loan Page, Inc. The company was purchased for approximately $5.2 million in cash and $1.6 million in assumed debt. Additionally, we incurred $0.1 million in transaction costs. The Loan Page generates and markets mortgage leads to mortgage lenders, including some of the nation’s largest banking and lending institutions.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Revenues	100%	100%	100%
Expenses:
Sales and marketing	46	47	51
Technology and product development	8	8	8
General and administrative	19	16	14
Depreciation and amortization of property and equipment	3	2	2
Amortization of intangible assets	1	2	1
Stock-based compensation	—	1	1

Total expenses	77	76	77

Income from operations	23	24	23
Interest income	—	—	2
Income tax expense	8	8	8

Net income	15%	16%	17%

Comparison of Years Ended December 31, 2005 and December 31, 2004

Revenues

	Year Ended
	December 31, 2004	December 31, 2005	Increase	Percent Change
	(dollars in thousands)
Revenues	$47,691	$86,710	$39,019	82%

Revenues for 2005 increased 82% over 2004. Our average core customer count increased 52% year over year while average revenue per customer increased approximately 13%. Our increase in revenues is primarily attributable to the continued growth of our JustListed and HouseValues services, driven by a significantly expanded sales force, our new service offerings to mortgage professionals, including The Loan Page product.

We anticipate that 2006 revenues will increase between 21% and 33% over 2005 revenues as we broaden our service offerings and expand our customer base of real estate and mortgage professionals and other customers of new service offerings, such as local advertisers.

Sales and Marketing

	Year Ended
	December 31, 2004	December 31, 2005	Increase	Percent Change
	(dollars in thousands)
Sales and marketing	$22,603	$44,008	$21,405	95%
Percentage of revenues	47%	51%

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff and agent success staff. Other expenses include agent customer referral fees, as well as public relations efforts and corporate communications.

We continued to build our sales and marketing team to drive growth and launch our new real estate portal, HomePages.com, resulting in significant increases in sales and marketing expense during 2005. Sales and marketing employees totaled 381 at December 31, 2005, an increase of 93% compared to December 31, 2004. Advertising expense incurred to generate leads increased in total dollars, but declined as a percent of revenues compared to the same period in 2004 due to overall lower costs per lead for the year coupled with more effective lead allocation across our larger customer base. Commission expense increased as a result of our growth in revenues. Marketing expenditures increased related to our new service offering, HomePages, branding, market research and new consumer advertising, efforts designed to improve our ability to attract new customers and consumer leads.

We expect sales and marketing expense to increase in total dollars and as a percentage of revenues as we expect to increase our advertising spending for HomePages and The Loan Page to generate traffic and consumer leads. We also expect advertising for HouseValues.com and JustListed.com to increase to generate additional leads for our larger customer base and for modestly higher advertising rates.

Technology and Product Development

	Year Ended
	December 31, 2004	December 31, 2005	Increase	Percent Change
	(dollars in thousands)
Technology and product development	$3,750	$7,038	$3,288	88%
Percentage of revenues	8%	8%

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for the development of new services, as well as maintenance and improvements to existing services. These expenses also include license fees, maintenance costs, Internet connectivity and hosting costs.

Technology and product development expense increased for 2005 as compared to 2004. Headcount and use of contractors increased as we continued to maintain and improve our existing services, features and infrastructure for our increasing customer base but was partially offset by an increase in capitalized labor primarily related to the development of HomePages. Internet connectivity also increased due to an upgrade to bandwidth to support our company growth and HomePages.

In 2006, we expect technology and product development to increase in total dollars and as a percentage of revenue as we continue to enhance our existing products and infrastructure, including The Loan Page and HomePages.

General and Administrative

	Year Ended
	December 31, 2004	December 31, 2005	Increase	Percent Change
	(dollars in thousands)
General and administrative	$7,679	$11,539	$3,860	50%
Percentage of revenues	16%	14%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include credit card fees, insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal, audit and business consulting fees.

General and administrative expenses increased in total dollars but decreased as a percentage of revenues for 2005 when compared to 2004. These increases were due to several components:

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

In December 2005, we reached an agreement with the Washington State Department of Revenue to settle a business and occupation tax audit covering the period from January 2001 through September 2005 for a total of $675. Through September 2005, we had accrued $2,468 for the estimated cost of the assessment, which was our best estimate of our ultimate liability based on the preliminary assessment and subsequent negotiations with the Department of Revenue. As a result, we reduced our accrual to the settlement amount and recorded $1.8 million as a reduction of general and administrative expenses in 2005.

General and administrative expenses in 2004 included one-time charges of $0.5 million related to the termination of the lease for our corporate offices and $0.8 million for additional B&O tax accruals in connection with our recently settled tax audit. In the fourth quarter of 2005, we reached a settlement with the State of Washington, reducing our state tax accrual by $1.8 million. Without these adjustments, 2005 would have shown a larger increase in expense when compared with the same periods in 2004.

We expect general and administrative expenses to increase in total dollars but to stabilize as a percentage of revenue in 2006.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on workstations and equipment purchased to accommodate our increased headcount, the relocation of office space and additional investment in our technological infrastructure.

Because of the additions already made to our capital assets during 2004 and 2005 and our future planned additions, we expect depreciation expense to increase in absolute dollar amounts and as a percentage of revenue in 2006.

Amortization of Intangible Assets

Amortization of intangible assets decreased slightly in 2005 when compared to the same period in 2004. The decreases in amortization expense resulted from intangible assets becoming fully amortized, partially offset by the amortization resulting from new intangibles acquired as part of The Loan Page acquisition.

Because of the additions to our intangible assets resulting from The Loan Page acquisition, we expect 2006 amortization expense to increase in total dollars but decrease as a percentage of revenue.

Stock-Based Compensation

Stock-based compensation increased in 2005 due to a full year of compensation expense related to stock options granted in the third and fourth quarter of 2004 at prices less than the reassessed fair value per share.

See “Recent Accounting Pronouncements” for discussion of the required change to the fair value method of accounting for stock options. We believe that the compensation expense we recognize in 2006 will increase substantially from what we have historically disclosed as pro forma compensation expense under the fair value method due to the increased number of option grants issued and the increase in the average fair value of options granted.

Interest Income

Interest income increased significantly in 2005 when compared to 2004 due to higher average cash and investment balances in 2005, primarily as a result of our initial public offering in 2004. At December 31, 2005, we held $84.9 million in cash, cash equivalents and short-term investments, compared to $74.9 million at December 31, 2004. Cash, cash equivalents and short-term investments increased primarily due to cash generated from operations.

Income Taxes

Income tax expense for 2005 increased over the same periods last year as a result of higher pre-tax income partially offset by a lower effective tax rate. Our 2005 effective annual tax rate was 32.6%, compared to an effective rate of 35.2% in 2004, primarily due to the increase in our tax-exempt interest income.

We anticipate our effective tax rate will be approximately 29% for 2006.

Comparison of Years Ended December 31, 2004 and December 31, 2003

Revenues

	Year Ended
	December 31, 2003	December 31, 2004	Increase	Percent Change
	(dollars in thousands)
Revenues	$25,103	$47,691	$22,588	90%

Revenues for 2004 increased 90% over 2003 revenues primarily due to an increase in the number of agent customers. This increase in core customers was primarily attributable to the January 2004 launch of our JustListed service and continued growth of our HouseValues service, driven by a significantly expanded sales force.

Sales and Marketing

	Year Ended
	December 31, 2003	December 31, 2004	Increase	Percent Change
	(dollars in thousands)
Sales and marketing	$11,485	$22,603	$11,118	97%
Percentage of revenues	46%	47%

The increase in sales and marketing expenses was due primarily to the increased number of sales and marketing personnel, as well as the increased commissions paid as a result of the growth in revenues. Additionally, advertising costs increased substantially, primarily to generate leads for a higher number of agent customers.

Technology and Product Development

	Year Ended
	December 31, 2003	December 31, 2004	Increase	Percent Change
	(dollars in thousands)
Technology and product development	$2,024	$3,750	$1,726	85%
Percentage of revenues	8%	8%

The increase in technology and product development expenses was due primarily to an increase in headcount to assist in the launch of new services and the maintenance of our existing services and infrastructure.

General and Administrative

	Year Ended
	December 31, 2003	December 31, 2004	Increase	Percent Change
	(dollars in thousands)
General and administrative	$4,639	$7,679	$3,040	66%
Percentage of revenues	19%	16%

The increase in general and administrative expenses was due primarily to increased Washington State B&O taxes, rent expense, credit card fees, and payroll costs.

•	Expenses related to Washington State B&O grew in 2004, primarily due to the additional tax being accrued in connection with an ongoing tax audit by the Washington State Department of Revenue.

•	Rent expense increased in 2004, primarily due to the 2004 exercise of an early termination clause of our prior headquarters lease. As a result, we were required to pay a one-time termination fee and we accrued the rental payments for the remaining lease term.

•	Credit card fees increased due to the increase in revenue.

•	An increase of payroll and related expenses due to the increase in executive, accounting, human resources and administrative personnel to support the growth of our business.

Depreciation and Amortization of Property and Equipment

Expenses related to the depreciation and amortization of property and equipment increased in 2004 primarily due to additional depreciation expense related to additional workstations purchased to accommodate our increased headcount, the relocation of office space and a change in phone systems.

Amortization of Intangible Assets

Expenses related to the amortization of intangible assets increased in 2004 due to the impact of the Soar acquisition in June 2003.

Stock-Based Compensation

Stock-based compensation increased in 2004 due to additional stock options granted in the third and fourth quarter of 2004 at prices less than the reassessed fair value per share.

Interest Income

Interest income increased in 2004 when compared to 2003 due to larger cash and investment balances in 2004. We held $74.9 million in cash, cash equivalents and short-term investments at December 31, 2004, compared to $7.2 million at December 31, 2003. Cash, cash equivalents and short-term investments increased primarily due to the receipt of proceeds from our initial public offering completed in December 2004.

Income Taxes

Income tax expense increased in 2004 due primarily to higher pre-tax income. Our effective tax rate for the year ended December 31, 2004 was approximately 35.2%, compared to 36.2% for the year ended December 31, 2003.

Quarterly Consolidated Statements of Income and Operational Data

The following tables present the unaudited consolidated statements of income data for the eight quarters ended December 31, 2005 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this prospectus. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands)
Consolidated Statements of Income Data:
Revenues	$9,323	$11,150	$12,805	$14,413	$17,619	$20,577	$23,337	$25,177
Expenses:
Sales and marketing	4,315	5,037	6,103	7,148	8,622	10,276	11,499	13,611
Technology and product development	723	783	940	1304	1,234	1,607	1,726	2,471
General and administrative	1,323	1,376	2,663	2,317	2,770	3,043	3,255	2,471
Depreciation and amortization of property and equipment	198	191	211	350	354	402	506	629
Amortization of intangible assets	163	218	257	257	152	151	151	322
Stock-based compensation	21	55	145	284	297	258	274	273

Total expenses	6,743	7,660	10,319	11,660	13,429	15,737	17,411	19,777

Income from operations	2,580	3,490	2,486	2,573	4,190	4,840	5,926	5,400
Interest income	17	24	43	115	318	486	491	579

Income before income tax expense	2,597	3,514	2,529	2,868	4,508	5,326	6,417	5,979
Income tax expense	913	1,235	885	1,017	1,578	1,618	2,086	1,965

Net income	$1,684	$2,279	$1,644	$1,851	$2,930	$3,708	$4,331	$4,014

Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net income	$1,684	$2,279	$1,644	$1,851	$2,930	$3,708	$4,331	$4,014
Less: Interest income, net	(17)	(24)	(43)	(115)	(318)	(486)	(491)	(579)
Add:
Depreciation and amortization of property and equipment	198	191	211	350	354	402	506	629
Amortization of intangible assets	163	218	257	257	152	151	151	322
Amortization of stock-based compensation	21	55	145	284	297	258	274	273
Income tax expense	913	1,235	885	1,017	1,578	1,618	2,086	1,965

Adjusted EBITDA	$2,962	$3,954	$3,099	$3,644	$4,993	$5,651	$6,857	$6,624

Consolidated Statements of Income Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	46	45	48	50	49	50	49	54
Technology and product development	8	7	7	9	7	8	7	10
General and administrative	14	12	21	16	16	15	14	10
Depreciation and amortization of property and equipment	2	2	1	2	2	2	2	2
Amortization of intangible assets	2	2	2	2	1	1	1	1
Stock-based compensation	—	1	1	2	1	1	1	1

Total expenses	72	69	80	81	76	77	74	78

Income from operations	28	31	20	19	24	24	26	22
Interest income	—	—	—	1	2	2	2	2

Income before income tax expense	28	31	20	20	26	26	28	24
Income tax expense	10	11	7	7	9	8	9	8

Net income	18%	20%	13%	13%	17%	18%	19%	16%

Adjusted EBITDA	32%	35%	24%	25%	28%	27%	29%	25%

Adjusted EBITDA is a non GAAP financial measure provided as a complement to results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “Adjusted EBITDA” refers to a financial measure that is defined as earnings before net interest, income taxes, depreciation, amortization and stock-based compensation. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to measures reported by other companies. We believe Adjusted EBITDA provides relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate the operating performance of our operations. The components of Adjusted EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance, and we also use Adjusted EBITDA for planning purposes and in presentations to our board of directors.

Comparison of the Quarters Ended December 31, 2005 and September 30, 2005

Revenue in the fourth quarter of 2005 increased 8% over the third quarter of 2005. We experienced a 7% increase in average core customer count during the fourth quarter, while average monthly revenue per core customer remained relatively flat. More information about the sequential change in revenue and customers is included in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

Fourth quarter 2005 sales and marketing expense increased $2.1 million over the third quarter of 2005 and increased as a percentage of revenue from 49% to 54%. This growth in expense primarily resulted from increased lead generation costs and increased salary expense partially offset by a reduction to commission expense. Lead generation expenses increased in absolute dollars as well as a percentage of revenue quarter to quarter primarily due to increased lead commitments and seasonal cost increases in consumer lead generation costs. Salaries increased as a result of headcount increases the third and fourth quarters of 2005. Commissions decreased due to a lower volume of new sales in the fourth quarter of 2005 when compared to third quarter.

When comparing the fourth quarter of 2005 with the third quarter of 2005, technology and product development expense increased about $0.7 million and increased as a percentage of revenue. The increase in expense was primarily due to increased salaries and contractor expense, net of increased capitalized labor primarily related to the development of HomePages, as well as new expenses related to database licensing for our HomePages site.

Fourth quarter 2005 general and administrative expenses decreased $0.8 million from the third quarter of 2005, primarily due to the $1.8 million reduction to our state tax accrual. This reduction of expense was partially offset by additional expense primarily reflecting the costs of additional personnel, accounting and professional fees and credit card fees.

Quarterly Trends

Revenue increased throughout 2004 due primarily to the launch of our JustListed service. Revenues continued to build in 2005, when we officially launched our new mortgage service offering in the second quarter and acquired The Loan Page in the fourth quarter.

Our sales and marketing expenses have consistently increased over the last two years as we have significantly increased our sales and marketing headcount to drive growth and launch new products. Lead generation costs have also increased to fulfill our growing lead commitments.

Increases in our general and administrative expenses in 2004 were due primarily to (1) $0.8 million for additional business and occupation tax accruals in connection with an ongoing tax audit by the Washington State Department of Revenue made in the third quarter and (2) one-time charges of $0.3 million and $0.2 million related to the termination of the lease for our corporate offices in the third and fourth quarter, respectively. In

2005, general and administrative expense increased to support our operation as a public company and to increase the infrastructure of our significantly larger business. In the fourth quarter of 2005, we reached a settlement with the Washington State Department of Revenue and reduced our B&O tax accrual by $1.8 million.

Key Operational Metrics

The following table presents unaudited operational data for the eight quarters ended December 31, 2005:

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Operational Data:
Components of revenue (in thousands):
Core revenue (1)	$8,910	$10,755	$12,382	$13,819	$16,858	$19,807	$22,637	$23,889
Other revenue (2)	413	395	423	594	761	770	700	1,288

Net Revenue	$9,323	$11,150	$12,805	$14,413	$17,619	$20,577	$23,337	$25,177

Core customer, end of period	6,862	8,212	9,975	11,027	13,052	13,981	15,934	16,068

Average monthly customer churn rate (3)	6.0%	6.2%	6.7%	5.9%	6.1%	6.6%	6.5%	7.2%

Average core customers in the quarter (4)	5,896	7,537	9,094	10,501	12,040	13,517	14,960	16,001
Average monthly revenue per core customer (5)	$504	$476	$454	$439	$467	$488	$504	$498

(1)	Core revenue consists of revenue for our primary service offerings, HouseValues, JustListed and JustListed Connect, that consist of a specified guaranteed number of exclusive leads on prospective home buyers or sellers, our Market Leader system and our coaching and training programs. (The customers from these primary service offerings are referred to as “core customers”.)
(2)	Other revenue consists of revenue related to SOAR services, The Loan Page services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.
(3)	Average monthly customer churn is calculated by dividing the number of core customers who canceled during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core customers are customers from whom we collect fees for our core revenues. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(4)	Average core customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(5)	Average revenue per core customer is calculated as core revenue for the quarter divided by the average core customers in the quarter.

Our core customer count increased by 134 customers during the fourth quarter of 2005, compared to a net increase of 1,953 customers in the third quarter of 2005. Historically, customer growth has been the weakest in the fourth quarter. Additionally, our focus in the fourth quarter of 2005 expanded to include pre-selling our new HomePages product to existing customers. Core customers increased 46% in 2005 due to the continued growth of our HouseValues and JustListed services as well as the launch of our mortgage product, JustListed Connect.

Average monthly churn was 7.2% for the fourth quarter of 2005. Monthly churn of 7.2% equates to 92.8% monthly retention which represents a 41% annualized retention rate. While we expect to experience fluctuations in our churn rate from quarter to quarter, we continue to believe that our churn rate will remain within the range we have experienced over the past two years.

Average monthly revenue per customer for the fourth quarter of 2005, was consistent with the third quarter of 2005. Contributing to growth in average revenue for 2005 was the launch of the mortgage product that tends to have higher lead commitments. Average revenue per customer will fluctuate from quarter to quarter, however it may decline as our business matures or if we are forced to discount our prices in response to competition or in an effort to accelerate our growth.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Year Ended December 31,
	2003	2004	2005
	(dollars in thousands)
Cash provided by operating activities	$6,384	$13,913	$23,984
Cash provided by (used in) investing activities	824	(21,374)	(22,781)
Cash provided by (used in) financing activities	(3,104)	57,842	469

Cash equivalents and short-term investments consist of money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. These municipal notes are classified as short-term investments available for sale and are reported at fair value, which approximates cost.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. With the acquisition of The Loan Page in the fourth quarter of 2005, we assumed debt of $1.6 million and a letter of credit for $0.3 million. The letter of credit was cancelled subsequent to year end.

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes and the effect of changes in working capital. Net cash provided by operating activities increased $10.0 million in 2005 compared to 2004. This increase resulted primarily from an increase in net income after non-cash items and tax benefits received on the exercise of stock options, offset by a smaller contribution from changes in working capital.

Net cash provided by operating activities in 2004 increased $7.5 million compared to 2003. This increase resulted primarily from an increase in net income after non-cash items, and the increase in contribution from changes in working capital.

Investing Activities

Cash used in investing activities for 2005 increased by $1.4 million compared to last year. We purchased The Loan Page in the fourth quarter of 2005 for $5.2 million in cash and capital expenditures increased $4.8 million. Our capital expenditures were generally for the purchase of office equipment and leasehold improvements to facilitate our increased headcount as well as investments in our customer-facing infrastructure and the development costs related to new products and features. Investing expenditures for The Loan Page and capital acquisitions was partially offset by smaller net purchases of short-term, high-grade, tax-exempt municipal bonds which were $9.0 million less in 2005 than 2004.

Cash used in investing activities for the year ended December 31, 2004 increased $22.2 million compared to 2003. Net investments in short-term, high-grade, tax-exempt municipal bonds increased $20.3 million while capital expenditures increased $2.0 million. Capital expenditures included the purchase of leasehold improvements and office equipment, as well as $1.3 million paid pursuant to our earn-out and escrow agreements related to the Soar acquisition.

Financing Activities

Cash provided by financing activities declined by $57.4 million in 2005 compared to 2004. In the fourth quarter of 2004 we received $56.7 million from the sale of our common stock in our initial public offering.

Cash provided by financing activities for the year ended December 31, 2004 increased $60.9 million, primarily due to the receipt of $56.7 million from our initial public offering of common stock and $1.0 million from the exercise of stock options and warrants. In addition we paid a $3.0 million cash dividend to holders of preferred and common stock in March 2003.

Contractual Obligations and Known Future Cash Requirements

The following table summarizes our contractual obligations at December 31, 2005 and the expected effect on our liquidity and cash flows. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period
	Total	Less Than 12 months	13–36 Months	37–60 Months	More Than 60 months
	(in thousands)
Note payable	$2,000	$—	$2,000	$—	$—
Purchase commitments	4,863	2,519	2,334	10	—
Operating lease obligations	4,653	983	1,756	1,914	—

	$11,516	$3,502	$6,090	$1,924	$—

This table excludes the short-term liabilities disclosed on our balance sheets as the amounts recorded for these items will be paid in the next year. We have also excluded other long-term liabilities not requiring cash payments, such as deferred rent and deferred income taxes, from this table.

Note Payable

During the fourth quarter of 2005 we acquired The Loan Page. As part of that acquisition we assumed a note payable with a face amount of $1,680 and a contractual interest rate of 3.55%. Upon acquisition, the note was discounted to a fair value of $1,590 to reflect an effective yield of 8.2%. The note requires all principal and interest be paid in full on December 22, 2008, a total payment of $2,000. The balance outstanding for this note payable, including accrued interest, was $1,600 at December 31, 2005.

Advertising and Media Contracts

We purchase advertising from numerous online and offline advertising vendors, such as Google, Yahoo, CNN, Fox, MSNBC and local television stations in major metropolitan markets, pursuant to short-term contracts. We typically purchase and pay for online and television advertising on a monthly basis. To the extent that we have ongoing obligations to purchase a fixed or minimum amount of advertising, we have included these obligations under purchase commitments in the table above.

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

We made payments of $1,370 and $862 for this earn-out arrangement in 2005 and 2004, respectively. In January 2006, we paid $606 for revenue activity related to the fourth quarter of 2005. We expect the final payment for the first quarter of 2006 to exceed the fourth quarter payment to the extent that revenues from our JustListed and HomePages service offerings increase. There is no cap on the amount payable pursuant to the earn-out.

Future Capital Requirements

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of 2006. We have elected to apply SFAS 123R on a modified prospective method. Under this method, we will apply the fair value method in 2006 and will not restate prior periods. Further, compensation expense for existing grants will be recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. We believe that the compensation expense we recognize in 2006 will increase substantially from what we have historically disclosed as proforma compensation expense under the fair value method (see note 1 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K) due to the increased number of option grants issued and the increase in the average fair value of options granted. Also, SFAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. To achieve this objective, we invest in short-term, high-quality, interest-bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative instruments.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for the Index to the consolidated financial statements and supplementary data required by this item, which are included beginning on page F-1 of this Report.

See Item 7 for selected quarterly financial data.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company’s independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2005, or in any period subsequent to such date.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective in timely recording, processing, summarizing and reporting of material financial and non-financial information.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control —Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HouseValues, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that HouseValues, Inc (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that HouseValues, Inc maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control —Integrated Framework issued by COSO. Also, in our opinion, HouseValues, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HouseValues, Inc and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

March 3, 2006

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2004 that was not reported as required.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2006, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2005, our fiscal year end.

ITEM 11: EXECUTIVE COMPENSATION

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2006, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2005, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the “Equity Compensation Plan Information” below, the information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2006, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2005, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	4,102,102	$6.93	980,585
Equity compensation plans not approved by shareholders
Total	4,102,102	$6.93	980,585

Options are outstanding under the 1999 Stock Option Plan and the 2004 Equity Incentive Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004. An additional 700,000 shares have been authorized for issuance effective January 1, 2006 under the automatic increase provisions of the 2004 Plan.

Under the 2004 Plan, in addition to stock options, we may grant restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2006, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2005, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2006, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2005, our fiscal year end.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003 — page 79.

(b) EXHIBIT INDEX: The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the registrant, incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2004.

3.2	Amended and Restated Bylaws of the registrant, incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2004.

10.1*	1999 Stock Incentive Plan, incorporated by reference from Registration No. 333-118740, Exhibit 10.1

10.2*	2004 Equity Incentive Plan, incorporated by reference from Registration No. 333-118740, Exhibit 10.2

10.3*	Employment Agreement by and between the registrant and Ian Morris, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.3

10.4*	Incentive Stock Option Letter Agreement by and between the registrant and Ian Morris, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.4

10.5	Pledge and Security Agreement between the registrant and Robert Schulze, dated March 23, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.6

10.6	Full-Recourse Promissory Note from Robert Schulze in favor of the registrant, dated March 23, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.7

10.7	Stock Purchase Agreement among the registrant, David and Suzanne Huey, and Soar Solutions, Inc., dated June 27, 2003, incorporated by reference from Registration No. 333-118740, Exhibit 10.12

10.8	Escrow Agreement by and among the registrant, David and Suzanne Huey, and Comerica Bank-California, dated June 27, 2003, incorporated by reference from Registration No. 333-118740, Exhibit 10.13

Exhibit No.	Description
10.9	Commercial Lease between the registrant and Kirkland 405 Corporate Center, dated October 26, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.14

10.10*	Incentive Stock Option Letter Agreement by and between the registrant and Gregg Eskenazi, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.15

10.11*	Incentive Stock Option Letter Agreement by and between the registrant and Clayton Lewis, dated September 30, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.16

10.12*	Incentive Stock Option Letter Agreement by and between the registrant and John Zdanowski, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.17

10.13*	Form of Standard Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan, incorporated by reference from the Registrant’s Form 8-K filed on August 29, 2005.

10.14*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Executive Officer, incorporated by reference from the Registrant’s Form 8-K filed on August 29, 2005.

10.15*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Operating Officer, Chief Financial Officer and General Counsel, incorporated by reference from the Registrant’s Form 8-K filed on August 29, 2005.

10.16	Commercial Lease by and between HouseValues, Inc. and Chinook Business Park, L.L.C., dated October 24, 2005, incorporated by reference from the Registrant’s Form 8-K filed on October 25, 2005.

10.17

Agreement and Plan of Merger, by and among HouseValues, Inc., Jumbo Acquisition, Inc. and The Loan Page, Inc., dated October 31, 2005, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on November 3, 2005.

10.18*

Description of 2005 Executive Officer Bonus Program and new compensation plan for non-employee directors, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on May 13, 2005

10.19*	Description of executive officer’s paid sabbatical, incorporated by reference from the description contained in the Registrant’s Form 10-Q filed on August 8, 2005.

10.20

Description of nonqualified stock option program for non-employee directors and description of 2006 executive officer salaries, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 9, 2006.

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 10th day of March 2006.

HOUSEVALUES, INC.

By:	/s/ IAN MORRIS
Ian Morris Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 10th day of March, 2006.

Signature	Title

/s/ MARK S. POWELL Mark S. Powell	Chairman of the Board and Director

/s/ IAN MORRIS Ian Morris	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN ZDANOWSKI John Zdanowski	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT D. BLANK Robert D. Blank	Director

/s/ JON W. GACEK Jon W. Gacek	Director

/s/ NICOLAS J. HANAUER Nicolas J. Hanauer	Director

/s/ FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Director

/s/ RICHARD A. MENDENHALL Richard A. Mendenhall	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HouseValues, Inc:

We have audited the accompanying consolidated balance sheets of HouseValues, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HouseValues, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HouseValues, Inc’s internal control over financial reporting as of December 31, 2005, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 3, 2006

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$86,710	$47,691	$25,103
Expenses:
Sales and marketing	44,008	22,603	11,485
Technology and product development	7,038	3,750	2,024
General and administrative	11,540	7,679	4,639
Depreciation and amortization of property and equipment (1)	1,891	950	728
Amortization of intangible assets	776	895	298
Stock-based compensation (2)	1,101	505	84

Total expenses	66,354	36,382	19,258

Income from operations	20,356	11,309	5,845
Interest income	1,874	199	72

Income before income tax expense	22,230	11,508	5,917
Income tax expense	7,247	4,050	2,143

Net income	14,983	7,458	3,774
Redeemable convertible preferred stock dividends	—	—	(1,138)

Net income available to shareholders	$14,983	$7,458	$2,636

Net income per share:
Basic	$0.59	$0.39	$0.21

Diluted	$0.54	$0.34	$0.18

(1)	Depreciation and amortization of property and equipment is allocated as follows:

	Year Ended December 31,
	2005	2004	2003
Technology and product development	$731	$360	$403
General and administrative	1,160	590	325

	$1,891	$950	$728

(2)	Stock-based compensation is allocated as follows:

	Year Ended December 31,
	2005	2004	2003
Sales and marketing	$243	$150	$21
Technology and product development	163	127	39
General and administrative	695	228	24

	$1,101	$505	$84

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$59,234	$57,562
Short-term investments	25,640	17,316
Trade accounts receivable, net of allowance of $242 and $95, respectively	577	84
Prepaid advertising	45	446
Prepaid expenses and other assets	1,655	799
Prepaid income taxes	997	—
Deferred income taxes	258	222
Other current assets	579	1,605

Total current assets	88,985	78,034
Property and equipment, net	11,118	3,702
Goodwill	6,227	948
Intangible assets, net	4,853	1,430
Other noncurrent assets	408	450

Total assets	$111,591	$84,564

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,030	$1,167
Accrued compensation and benefits	3,926	2,407
Accrued expenses and other current liabilities	6,839	3,706
Deferred rent, current portion	289	261
Deferred revenue	1,694	1,014
Income taxes payable	—	103

Total current liabilities	13,778	8,658
Deferred income taxes	726	—
Deferred rent, less current portion	1,423	1,306
Note payable	1,600	—

Total liabilities	17,527	9,964
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,783,980 and 24,935,000 shares at December 31, 2005 and 2004, respectively	71,385	68,631
Deferred stock-based compensation	(2,897)	(4,624)
Retained earnings	25,576	10,593

Total shareholders’ equity	94,064	74,600

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$111,591	$84,564

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Redeemable Convertible Preferred Stock, Series A		Redeemable Convertible Preferred Stock, Series B		Common Stock		Deferred Stock- Based Compen- sation	Notes Receivable from Share- holders	Retained Earnings (Accumulated Deficit)	Total Share- holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	4,000,000	$1,888	2,922,688	$2,297	11,296,437	$485	$(137)	$(1)	$2,361	$2,708
Convertible preferred stock, Series A dividends declared and paid ($0.1645 per share)	—	—	—	—	—	—	—	—	(658)	(658)
Convertible preferred stock, Series B dividends declared and paid ($0.1645 per share)	—	—	—	—	—	—	—	—	(480)	(480)
Common stock dividends declared and paid ($0.1645 per share)	—	—	—	—	—	—	—	—	(1,862)	(1,862)
Restricted stock issued in SOAR Solutions, Inc. acquisition	—	—	—	—	200,000	—	—	—	—	—
Value of restricted stock vested from SOAR Solutions, Inc. acquisition	—	—	—	—	—	110	—	—	—	110
Exercises of stock options	—	—	—	—	28,749	8	—	—	—	8
Exercises of warrants	—	—	—	—	57,000	29	—	—	—	29
Amortization of deferred stock-based compensation	—	—	—	—	—	—	84	—	—	84
Net income	—	—	—	—	—	—	—	—	3,774	3,774

Balance at December 31, 2003	4,000,000	1,888	2,922,688	2,297	11,582,186	632	(53)	(1)	3,135	3,713
Conversion of redeemable convertible preferred stock, Series A to common	(4,000,000)	(1,888)	—	—	4,000,000	1,888	—	—	—	1,888
Conversion of redeemable convertible preferred stock, Series B to common	—	—	(2,922,688)	(2,297)	2,922,688	2,297	—	—	—	2,297
Value of restricted stock vested from SOAR Solutions, Inc. acquisition	—	—	—	—	—	463	—	—	—	463
Value of stock options granted in connection with Aerial Technology acquisition	—	—	—	—	—	410	—	—	—	410
Exercises of stock options, including income tax effect of $299	—	—	—	—	1,444,980	1,009	—	—	—	1,009
Exercises of warrants, including income tax effect of $343	—	—	—	—	666,668	676	—	—	—	676
Issuance of shares in exchange for shareholder note	—	—	—	—	151,811	61	—	(61)	—	—
Payment of shareholder notes	—	—	—	—	—	—	—	62	—	62
Net proceeds from issuance of common stock net of transaction costs	—	—	—	—	4,166,667	56,119	—	—	—	56,119
Deferred stock-based compensation related to options granted to employees	—	—	—	—	—	5,263	(5,263)	—	—	—
Amortization of deferred stock-based compensation, net of forfeitures for terminated employees	—	—	—	—	—	(187)	692	—	—	505
Net income	—	—	—	—	—	—	—	—	7,458	7,458

Balance at December 31, 2004	—	—	—	—	24,935,000	68,631	(4,624)	—	10,593	74,600
Exercises of stock options, including income tax effect of $2,293	—	—	—	—	848,980	3,380	—	—	—	3,380
Amortization of deferred stock-based compensation, net of forfeitures for terminated employees	—	—	—	—	—	(626)	1,727	—	—	1,101
Net income	—	—	—	—	—	—	—	—	14,983	14,983

Balance at December 31, 2005	—	$—	—	$—	25,783,980	$71,385	$(2,897)	$—	$25,576	$94,064

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$14,983	$7,458	$3,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,891	950	728
Amortization of intangible assets	776	895	298
Stock-based compensation	1,101	505	84
Deferred income tax expense (benefit)	610	(254)	(48)
Tax benefit from exercises of stock options and warrants	2,293	642	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(112)	(75)	195
Prepaid advertising	401	(186)	172
Prepaid expenses and other assets	(676)	(557)	(120)
Prepaid income taxes	(976)	—	—
Other current assets	1,356	(1,605)	—
Accounts payable	(394)	89	499
Accrued compensation and benefits	1,440	1,446	130
Accrued expenses and other current liabilities	571	2,232	410
Deferred rent	145	1,567	—
Deferred revenue	668	714	282
Income taxes payable and other	(93)	92	(20)

Net cash provided by operating activities	23,984	13,913	6,384

Cash flows from investing activities:
Purchases of short-term investments	(12,799)	(17,641)	(1,500)
Sales of short-term investments	4,475	325	4,494
Purchases of property and equipment	(7,503)	(2,677)	(695)
Purchases of intangible assets	(361)	(97)	(65)
Acquisition of SOAR Solutions, Inc., net of cash acquired	(1,370)	(1,275)	(1,010)
Acquisition of The Loan Page, net of cash acquired	(5,223)	—	—
Change in restricted cash and other noncurrent assets	—	(9)	(400)

Net cash (used in) provided by investing activities	(22,781)	(21,374)	824

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	(618)	56,737	—
Proceeds from exercises of stock options and warrants	1,087	1,043	37
Redeemable convertible preferred stock dividends	—	—	(1,138)
Common stock dividend	—	—	(1,862)
Repayment of note payable	—	—	(141)
Cash held for third party common stock transaction (see note 18)	—	750	—
Cash paid for third party common stock transaction (see note 18)	—	(750)	—
Proceeds from repayments of notes receivable from shareholders	—	62	—

Net cash provided by (used in) financing activities	469	57,842	(3,104)

Net increase in cash and cash equivalents	1,672	50,381	4,104
Cash and cash equivalents at beginning of year	57,562	7,181	3,077

Cash and cash equivalents at end of year	$59,234	$57,562	$7,181

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues Inc. provides consumers and real estate professionals with the information and tools they need for success throughout the home buying and selling process. Our flagship consumer products include HomePages.com, a lifestyle and neighborhood-centric home buying and selling service; TheLoanPage.com, a service that provides current and prospective home owners with competitive mortgage and refinance quotes from leading lenders; HouseValues.com, a service that provides home sellers with market valuations of their current home; and JustListed.com, a service that alerts home buyers as soon as new homes hit the market that meet their criteria.

Initial Public Offering

On December 9, 2004, we completed our initial public offering and our stock commenced trading on December 10, 2004.

Basis of Consolidation

The consolidated financial statements include the financial statements of HouseValues and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets and goodwill, the useful lives of intangible assets and property and equipment, the value of common stock for the purpose of determining stock-based compensation, acquisition consideration, and certain tax liabilities among others. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities.

Reclassifications

Prior period financial statement amounts have been reclassified to conform with current period presentation.

Revenue Recognition

We derive the majority of our revenue from our core products: HouseValues, JustListed and JustListed Connect. All of our products target either residential real estate or mortgage professionals. We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

HouseValues, JustListed and JustListed Connect are suites of services delivered for a fixed monthly fee. These services include a monthly bundle of exclusive leads on prospective home buyers or sellers, Market Leader, a hosted software tool for managing prospects, and access to training and coaching programs.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HomePages.com, our Internet web site, combines aerial maps, in-depth neighborhood information and nationwide home listing in one integrated web site. Homepages generates revenue by selling Showcase — an online marketing subscription to real estate professionals which allows them to feature selected listings on the web site. We began generating revenue for this new product in January 2006.

We also sell other subscription-based products, including The Loan Page, which are sold on a fixed fee basis or on a leads delivered basis. Other sources of revenue include services charged for initial set-up fees, marketing materials, seminar attendance and penalties for early termination. Initial set-up fees are deferred and recognized over the estimated average subscriber life. Revenue from these sources is not significant for any periods presented.

Sales and Marketing

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include customer referral fees, as well as public relations and corporate communications costs.

Advertising costs are expensed as they are incurred. Total advertising expense was $17,292, $9,273 and $4,608 in 2005, 2004 and 2003, respectively.

Technology and Product Development

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for the development of new services, as well as enhancements and maintenance to existing services. Also included are license fees, maintenance costs, Internet connectivity and hosting costs.

General and Administrative

General and administrative costs consist primarily of salaries and related expenses for executive, legal, accounting, billing and human resources personnel. These costs also include credit card fees, state taxes, insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal, audit and business consulting fees.

Stock-Based Compensation

Through 2005, we accounted for stock-based awards to employees using the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. Under this method, compensation expense related to employee stock options was recorded if, on the measurement date, the fair value of the underlying stock exceeded the exercise price of the stock option. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, we elected to continue to apply the intrinsic-value based method of accounting through 2005 — see Recent Accounting Pronouncements.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income if the fair value based method as prescribed by SFAS 123 had been applied to all outstanding awards in each period:

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$14,983	$7,458	$3,774
Add: Stock-based employee compensation expense included in net income available to shareholders, net of related tax effects	793	377	84
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,992)	(559)	(172)

Pro forma net income	13,784	7,276	3,686
Redeemable convertible preferred stock dividends	—	—	(1,138)

Pro forma net income available to shareholders	$13,784	$7,276	$2,548
Earnings per share:
Basic — as reported	$0.59	$0.39	$0.21
Diluted — as reported	$0.54	$0.34	$0.18
Basic — pro forma	$0.54	$0.38	$0.20
Diluted — pro forma	$0.51	$0.33	$0.18

See note 15 for further information about the assumptions we used to determine the fair value of the options we issued.

Concentration of Risk

Our cash, cash equivalents and short-term investments are maintained in accounts with three major financial institutions in the United States of America, in the form of demand deposits, certificates of deposit, money market accounts and municipal and corporate bonds. Substantially all of the cash and cash equivalents on deposit exceed the federally insured limits for such deposits. As of December 31, 2005, $25,640 was invested in investment grade municipal bonds.

Cash Equivalents and Short-term Investments

Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase. Investments with stated maturities of greater than three months when purchased are classified as short-term investments.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximates fair value because of their short maturities or interest rate reset features.

Please see note 12 for a discussion of the fair value of our note payable.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are non-interest bearing. An allowance for doubtful accounts is maintained to reserve for potentially uncollectible receivables. We evaluate the collectibility of our accounts receivable based on several factors, including historical trends, aging of accounts, write-off experience and expectations of future performance. Delinquent accounts receivable are written off when they are determined to be uncollectible, usually after the passage of 30 days without payment.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is recorded at the lower of cost or market. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer equipment and software	3 years
Software and web site development	3 years
Office equipment and furniture	1.5 – 5 years
Leasehold improvements	Lesser of lease term or asset life

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Impairment charges are recognized when the recorded value of the asset exceeds its fair value.

Our goodwill is reviewed annually in our fourth quarter for impairment and when circumstances indicate our goodwill might be impaired. Impairment determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its recorded value. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for the excess of the recorded amount over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, as defined by SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We have not recorded an impairment of goodwill or other assets in any of the periods presented.

Amortization of Intangible Assets

Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Vendor agreements	3 years
Developed technology	3 – 5 years
Domain names	5 years
Customer Base	1.5 – 5 years

Deferred Revenue

Deferred revenue primarily represents subscription agreement payments collected in advance and initial set up fees collected at account activation. Prepaid subscriptions are amortized on a straight-line basis over the term of the agreement and initial set up fees are amortized on a straight-line basis over the average life of a subscriber, which approximates 15.5 months at December 31, 2005.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

Business Segment

Our chief operating decision-makers (i.e., Chief Executive Officer and President) review our financial information on a consolidated basis. Accordingly, we consider ourselves to be in a single business segment which provides real estate and mortgage marketing services primarily through the Internet. Substantially all of our business comes from customers and operations located within the United States, and we do not have any assets located in foreign countries.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of 2006. We have elected to apply SFAS 123R on a modified prospective method. Under this method, we will apply the fair value method in 2006 and will not restate prior periods. Further, compensation expense for existing grants will be recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. We believe that the compensation expense we recognize in 2006 will increase substantially from what we have historically disclosed as proforma compensation expense under the fair value method, due to the increased number of option grants issued and the increase in the average option fair value. Also, SFAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

Note 2: Acquisitions

The Loan Page

On October 31, 2005 we acquired the outstanding stock of The Loan Page, Inc. The Loan Page generates and markets mortgage leads primarily to mortgage lenders, including some of the nation’s largest banking and lending institutions. The company was purchased for approximately $5,247 in cash, assumption of a note payable valued at $1,590, as well as their remaining liabilities. We also incurred $147 in transaction costs.

As part of that acquisition we assumed a note payable with a face amount of $1,680 and a contractual interest rate of 3.55%. Upon acquisition, the note was discounted to a fair value of $1,590 to reflect an effective yield of 8.2%. The note requires all principal and interest be paid in full on December 22, 2008, a total payment of $2,000.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities acquired in The Loan Page acquisition were assigned the following values at the date of acquisition:

October 31, 2005 (Date of Acquisition)
Cash	$171
Current assets	546
Restricted cash	330
Intangible asset — customer base	1,850
Intangible asset — developed technology	1,950
Goodwill	3,324
Current liabilities	(1,068)
Deferred income taxes, net	(119)
Note payable	(1,590)

$5,394

Included in deferred income taxes are net operating loss carryforwards, which are described further in note 11.

The Loan Page’s results of operations have been included in our consolidated statements of income since the completion of the acquisition in November 2005. The following unaudited pro forma information presents a summary of our results of operations assuming The Loan Page acquisition occurred at the beginning of each of the following periods:

	Year Ended December 31,
	2005	2004
	(unaudited)
Revenues	$90,704	$60,290
Net income	$13,182	$5,811
Net income per share — basic	$0.52	$0.30
Net income per share — diluted	$0.48	$0.26

Soar Solutions

In June 2003, we acquired the stock of Soar Solutions, Inc., a real-estate services company, in exchange for $1,510 in cash, 200,000 shares of unvested restricted common stock and an earn-out arrangement equal to 5% of specified customer receipts through March 2006. As of December 31, 2005, additional amounts of approximately $2,851 have been earned under the earn-out arrangement.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The net assets acquired in the Soar acquisition were assigned values at the date of acquisition and subsequently adjusted for additional contingent consideration as follows:

	December 31, 2005	December 31, 2004	June 2003 (Date of Acquisition)
Cash	$100	$100	$100
Property and equipment	25	25	25
Intangible asset — customer base	636	636	636
Intangible asset — vendor agreements	1,390	1,390	365
Note payable (paid July 2003)	(141)	(141)	(141)
Goodwill	2,924	948	—

	$4,934	$2,958	$985

The value of the vendor agreements acquired was determined to be $1,390. As the contingent consideration related to vendor agreement based milestones, we initially recorded the vendor agreements asset at less than fair value. As contingent consideration was earned, the amounts were applied to increase the vendor agreements asset to fair value. Excess amounts were recorded as goodwill.

Mapping Software Technology

In December 2004, we acquired software from an individual who has become an employee of the company. The company paid $38 in cash and issued 50,000 stock options, valued at $410. The agreement also provided for additional payments of $163 contingent upon certain events. As of December 31, 2005 the remaining contingent consideration was accrued. Including cash paid at acquisition, additional contingent consideration, options granted in connection with the acquisition and transaction expenses, the acquired asset was valued at approximately $620 at December 31, 2005.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3: Earnings Per Share

The share count used to compute basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2005	2004	2003
Weighted average common shares outstanding, two classes of equity securities were outstanding for 2003 and January 1 to December 9, 2004		12,497	11,389
Less:
Unvested restricted shares issued in connection with acquisition of Soar Solutions, Inc. (see Note 2)		(62)	(50)

Weighted average shares outstanding used to compute basic net income per share		12,435	11,339

Weighted average shares outstanding used to compute basic net income per share in 2005 and in 2004 after conversion of redeemable convertible preferred stock on December 10, 2004	25,411	24,934

Weighted average common shares outstanding	25,411	13,148	11,339
Add dilutive common equivalent shares:
Warrants	—	391	532
Stock options	2,128	2,093	1,754
Redeemable convertible preferred stock assuming conversion	—	6,440	6,923

Shares used to compute diluted net income per share	27,539	22,072	20,548

Antidilutive stock options	610	269	801

Basic earnings per share are calculated by taking net income less redeemable convertible preferred stock dividends to determine earnings available to common shareholders for the period. Earnings available to common shareholders were then divided by the weighted average number of shares outstanding during the year to determine earnings per share.

Diluted earnings per share are calculated by dividing income allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and redeemable convertible preferred stock, the dilutive effect of which is calculated using the if-converted method.

During 2003 and most of 2004, we had two classes of equity securities; common stock and redeemable convertible preferred shares. Effective with our initial public offering, all outstanding redeemable convertible preferred shares were converted to common shares.

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

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted EPS:

	Years Ended December 31,
	2005	2004	2003
Calculation of basic earnings per share:
Net income for periods during which two classes of equity securities were outstanding		$7,030	$3,774
Less dividends declared and paid to:
Redeemable convertible preferred shareholders		—	(1,138)
Common shareholders		—	(1,862)

Total undistributed earnings		$7,030	$774
Percent of undistributed earnings allocable to common shareholders		65%	62%

Undistributed earnings allocable to common shareholders		$4,570	$480
Weighted average common shares outstanding		12,435	11,339

Undistributed earnings per common share		$0.37	$0.04
Distributed earnings per common share		—	$0.17

Basic earnings per share — two-class method		$0.37	$0.21

Net income for period during which single class of equity securities was outstanding	$14,983	$428
Weighted average common chares outstanding	25,411	24,934

Basic earnings per share for period during which single class of equity securities were outstanding	$0.59	$0.02

Basic earnings per share	$0.59	$0.39	$0.21

Calculation of diluted earnings per share:
Net income available to shareholders	$14,983	$7,458	$2,636
Add dividends declared and paid to:
Redeemable convertible preferred shareholders	—	—	1,138

Net income	$14,983	$7,458	$3,774
Weighted average diluted shares outstanding	27,539	22,072	20,548

Diluted earnings per share	$0.54	$0.34	$0.18

Net income for the year ended December 31, 2004 was allocated between the periods in 2004 during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days. The redeemable convertible preferred stock was converted to common stock on the effective date of our initial public offering, December 9, 2004.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculation of percent of undistributed earnings allocable to common shareholders during 2003 and the period in 2004 during which two classes of equity securities were outstanding is as follows:

	Period from Jan. 1 to Dec. 9, 2004	2003
Weighted average common shares outstanding	12,435	11,339
Weighted average redeemable convertible preferred shares outstanding	6,832	6,923

Weighted average common shares and redeemable convertible preferred shares outstanding	19,267	18,262
Percent of undistributed earnings allocable to common shareholders	65%	62%

Note 4: Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of the following:

	December 31,
	2005	2004
Cash	$1,159	$22
Money market account	58,075	57,540

	$59,234	$57,562

Our short-term investments are considered available-for-sale and are carried at fair value, with the unrealized gains and losses if any, net of taxes, reported as a component of shareholders’ equity. Any realized gains or losses on the sale of investments are determined on the specific identification method, and the related gains and losses are reflected as a component of interest income or expense.

As of December 31, 2005, short-term investments consisted of fixed maturity securities and investment grade municipal bonds of $25,640. These investments have contractual maturities beyond ten years and are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. As interest rates for these bonds are reset every 7 to 35 days, fair value approximates cost. We have not experienced any significant realized gains or losses on our short-term investments in the periods presented. There were no unrealized gains or losses at December 31, 2005 and 2004.

Note 5: Other Current Assets

At December 31, 2005, other current assets included $330 of restricted cash acquired through the acquisition of The Loan Page (see note 2). Restricted cash of $300 secures a letter of credit which backs a surety bond associated with our state mortgage licensing. The remaining $30 secures a credit card used for media purchases. Both the letter of credit and the credit card were cancelled subsequent to year end, and we expect the cash to be released in 2006.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6: Property and Equipment, Net

Property and equipment, net of related depreciation and amortization consists of the following:

	December 31,
	2005	2004
Computer equipment and software	$5,630	$2,544
Internally developed software and web site	3,696	835
Office equipment and furniture	2,327	1,157
Leasehold improvements	1,466	1,217
Construction in progress	1,688	—

	14,807	5,753
Less: accumulated depreciation and amortization	3,689	2,051

	$11,118	$3,702

Internally developed software and web site development include external direct costs and internal direct labor and related employee benefits costs. Internally developed software and web site development costs totaled $2,861 and $253, net of accumulated amortization at December 31, 2005 and 2004, respectively. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Amortization of capitalized internally developed software and web site development costs were $260, $199 and $218 for 2005, 2004 and 2003, respectively.

Note 7: Intangible Assets, Net

Intangible assets and related accumulated amortization consists of the following:

	December 31,
	2005	2004
Cost:
Vendor agreements	$1,390	$1,390
Customer base	2,486	636
Developed technology	2,570	457
Domain names	384	172
Patents	26	—

Total cost	6,856	2,655

Accumulated amortization:
Vendor agreements	(1,101)	(522)
Customer base	(695)	(636)
Developed technology	(105)	—
Domain names	(102)	(67)

Total accumulated amortization	(2,003)	(1,225)

Total	$4,853	$1,430

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, 2004 and 2003, we recorded additions to intangible assets of $3,963, $1,247 and $1,236, respectively, related to the acquisitions described in note 2. The components and weighted average lives of intangible assets acquired during 2005, 2004 and 2003 are as follows:

	2005 Amount	2005 Weighted Average Life	2004 Amount	2004 Weighted Average Life	2003 Amount	2003 Weighted Average Life
Customer base	$2,486	3.1 years	$636	1.5 years	$636	1.5 years
Vendor agreements	1,390	3.0 years	1,390	3.0 years	600	3.0 years
Developed technology	2,570	4.3 years	457	3.0 years	—

	$6,446	3.5 years	$2,483	2.4 years	$1,236	2.0 years

Future amortization expense, based on net intangible assets recorded as of December 31, 2005, is expected to be as follows over each of the next five years:

Total
2006	$1,323
2007	1,033
2008	995
2009	808
2010	668

Note 8: Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combination accounted for under the purchase method. During 2005 and 2004, we recorded additions to goodwill of $5,299 and $948 respectively related to the acquisitions described in note 2.

Goodwill related to The Loan Page acquisition will be reduced by the amount of the excess tax deductible goodwill as those deductions are realized on our tax returns, as further discussed in note 11. During 2005, we reduced goodwill by $20 for the excess tax deduction realized.

Note 9: Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities:

	December 31,
	2005	2004
Accrued capital asset costs	$2,347	$226
Accrued advertising	1,727	527
Accrued business taxes	860	1,666
Other	1,905	1,287

	$6,839	$3,706

Note 10: Self Insurance

We are self insured for our medical and dental coverage, effective in April 2005. Additionally we carry two separate stop-loss policies which protect us from claims on an individual exceeding $35 for the plan year or when

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cumulative claims exceed 120% of expected claims for the plan year. Participants of the plan are also subject to certain plan limits and deductibles. We record estimates of the total cost of claims incurred as of the balance sheet date. These estimates are based on an analysis of historical data and independent actuarial estimates. Our health and welfare accrual was $281 at the end of 2005.

Note 11: Income Taxes

Income tax expense is comprised of the following:

	Years Ended December 31,
	2005	2004	2003
Current	$6,637	$4,304	$2,191
Deferred	610	(254)	(48)

	$7,247	$4,050	$2,143

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2005	2004	2003
Statutory federal rate	35.0%	34.0%	34.0%
Tax exempt interest	(2.9%)	(0.3%)	—
Other permanent differences	0.5%	1.5%	2.2%

Effective tax rate	32.6%	35.2%	36.2%

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowances and accruals	$467	$105
Stock-based compensation	425	123
Intangible assets	—	351
Deferred rent	599	540
Net operating loss carryforward — acquired as part of The Loan Page acquisition	1,212	—

Total deferred tax assets	2,703	1,119
Deferred tax liabilities:
Depreciation and amortization	(2,469)	(856)
Prepaids, discounts and other	(700)	—

Total deferred tax liabilities	(3,169)	(856)

Net deferred tax (liability) asset	$(468)	$263

Included in the summary of deferred tax assets and liabilities are those related to The Loan Page acquisition. The net operating losses generated by The Loan Page prior to the date of acquisition were recognized as deferred tax assets to the extent they are available to offset our future taxable income. During 2005 we were able to utilize $9 of net operating losses; remaining net operating losses total $3,462 and expire by 2024. Because of the tax regulations regarding a change in ownership, our use of these net operating losses is limited to $222 annually.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. Because of the annual limitation on the use of the net operating losses, we will need to generate taxable income of at least $222 annually through 2024. We believe that, based on profitable operating history of HouseValues over the past 5 years and our projected growth, that it is more likely than not that we will be able to generate sufficient taxable income to realize all our of deferred tax assets.

In addition to the deferred tax assets disclosed above, we have excess tax-deductible goodwill related to The Loan Page acquisition that we cannot recognize as a deferred tax asset to the extent that it exceeds the goodwill we reported for financial reporting purposes. As we realize the tax deductions for that excess tax-deductible goodwill, we will reduce the carrying amount of goodwill related to the acquisition. During 2005, we reduced goodwill by $20. At December 31, 2005 the balance of the unamortized excess tax-deductible goodwill was $4,606, which would result in an expected tax benefit of $1,612 applying the 35% statutory rate.

Note 12: Note Payable

During the fourth quarter of 2005 we acquired The Loan Page (see note 2). As part of that acquisition we assumed a note payable with a face amount of $1,680 and a contractual interest rate of 3.55%. Upon acquisition, the note was discounted to a fair value of $1,590 to reflect an effective yield of 8.2%. The note requires all principal and interest be paid in full on December 22, 2008, a total payment of $2,000. The balance outstanding for this note payable, including accrued interest, was $1,600 at December 31, 2005.

Note 13: Leases

Our corporate offices in Kirkland, Washington are leased under terms of a noncancelable operating lease. This lease has a six-year term that commenced in December 2004 and includes an option to extend the lease term for five years beyond the initial commitment period.

In connection with the Kirkland lease, the landlord provided a tenant improvement allowance to cover the costs of remodeling the space, office furnishings, as well as moving expenses. The allowance earned to date of $1,718 has been recorded as deferred rent and is being recognized as rent expense over the initial term of the lease on a straight-line basis.

In the fourth quarter of 2005, we entered into a noncancelable operating lease agreement for an office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington. The lease has an initial term of five years with an option to extend the lease for an additional five years. Subject to the terms and conditions of the lease, we also have the option to purchase the leased premises.

Our facility leases contain free rent periods and in one case, predetermined fixed escalations. We recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as a deferred liability, which is included as a component of deferred rent on the accompanying consolidated balance sheets.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of future minimum payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

2006	983
2007	672
2008	1,084
2009	967
2010	947
Thereafter	—

$4,653

Rent expense totaled $1,027, $1,315 and $680 during 2005, 2004 and 2003, respectively.

In September 2004, we gave notice of the early termination of the lease for our former corporate offices. As a result, we incurred an early termination penalty of $298 which was recorded in general and administrative expense in 2004. Additionally, as of December 31, 2004 we had expensed rent through March 2005 of $180 for this location, as we had vacated the premises prior to that date.

Note 14: Redeemable Convertible Preferred Stock

Shares of our redeemable convertible preferred stock, Series A and B, were converted into common stock upon the closing of our 2004 initial public offering. Each share of redeemable convertible preferred stock was converted into one share of common stock. The redeemable convertible preferred stock was entitled to dividends if declared by the board of directors and in preference to dividends paid to common shareholders. Prior to January 1, 2003, no dividends had been declared. In 2003, we declared and paid a $0.1645 per share cash dividend of $1,139 to the redeemable convertible preferred shareholders.

Note 15: Stock Option Plans and Stock-Based Compensation

Stock Option Plans

We issue options to employees under the terms of our 2004 Equity Incentive Plan, which became effective on completion of our initial public offering in December 2004. Our shareholders approved 1,500,000 shares for issuance under this plan. Additionally, 287,335 shares from the 1999 Plan were transferred to the 2004 Plan and will be registered under the 2004 Plan. This plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors.

Prior to December 15, 2004 we issued options under the 1999 Stock Option Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. Unallocated shares created by cancellations will be transferred automatically to the new plan, and 287,335 such shares were transferred to the new plan during 2004 and 2005.

Incentive and nonqualified stock options typically vest 25% during the first year and 6.25% over the next 12 quarters. Stock options typically expire the earlier of ten years from the date of grant or ninety days following termination of employment.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for both of the company’s plans is as follows:

	Shares Available for Grant	Options Outstanding		Options Exercisable
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	409,517	3,147,690	$0.85	1,236,007	$0.30
Additional authorization	750,000	—	—
Granted at or above common stock value	(1,042,000)	1,042,000	2.50
Exercised	—	(28,749)	0.30
Cancelled	456,067	(456,067)	1.65

Balance at December 31, 2003	573,584	3,704,874	1.22	2,060,796	$0.61
Additional authorization	2,550,000	—	—
Granted at or above common stock value	(621,000)	621,000	3.46
Granted below common stock value	(1,241,750)	1,241,750	3.00
Exercised	—	(1,596,791)	0.48
Cancelled	254,034	(254,034)	2.12

Balance at December 31, 2004	1,514,868	3,716,799	2.45	1,391,214	$1.54
Additional authorization	700,000	—	—
Granted at common stock value	(1,667,500)	1,667,500	13.94
Exercised	—	(848,980)	1.27
Cancelled	433,217	(433,217)	6.53

Balance at December 31, 2005	980,585	4,102,102	$6.93	1,391,616	$2.72

Additional information regarding stock options outstanding and exercisable at December 31, 2005 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.05- 1.50	89,463	5.71	$1.08	89,463	$1.08
2.00- 2.50	2,304,639	7.65	2.26	1,224,029	2.26
8.50	141,250	8.90	8.50	34,750	8.50
11.17-12.94	149,300	9.01	12.47	—	—
13.00-13.77	807,450	9.62	13.30	15,624	13.23
14.21-14.92	366,500	9.59	14.58	—	—
15.00-15.61	158,000	9.46	15.28	27,750	15.00
17.44-17.90	45,500	8.92	17.71	—	—
18.71	40,000	9.54	18.71	—	—

Total	4,102,102	8.36	$6.93	1,391,616	$2.72

Stock-Based Compensation

We applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees to determine compensation expense related to stock options. Under this method, compensation expense was recorded if, on the date of grant, the fair value of

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, we elected to continue to apply the intrinsic-value based method of accounting described above through 2005 — see Recent Accounting Pronouncements.

To determine the value of employee stock-based compensation related to options issued before our initial public offering, we applied hindsight within each period to arrive at reassessed values for the shares underlying the options. Deferred stock-based compensation of $5,263 and $428 was recorded in the years ended December 31, 2004 and 2000, respectively. These amounts are equal to the difference between these reassessed values and the exercise prices. No deferred stock-based compensation was recorded during each of the three years ended December 31, 2003 as the exercise price of the stock options equaled or exceeded the reassessed value of the underlying stock at the date of grant.

We recognize deferred compensation expense on a straight-line basis over the vesting period of the options, generally four years. Amortization of deferred stock-based compensation, net of forfeitures for terminated employees, totaled $1,102, $505 and $84 for 2005, 2004 and 2003, respectively.

As required by FAS 123 and FAS 148, we have presented the effect on net income if the fair value method had been applied to all outstanding awards in note 1. Had we used the fair value method as prescribed by SFAS No. 123, stock-based employee compensation expense would have been $2,851, $690 and $172 for 2005, 2004 and 2003, respectively.

The value of each employee option granted through December 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.11%	4.45%	3.51%
Expected volatility	91%	28%	0%
Expected life	3.1 years	4 years	4 years
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted in 2005, 2004 and 2003 was $8.40, $3.95 and $0.03, respectively, using the Black-Scholes option-pricing model. For the year ended December 31, 2004, the weighted-average fair value of options granted at the common stock value and options granted below the common stock value was $1.36 and $5.24, respectively, using the Black-Scholes option-pricing model.

Note 16: Common Stock

Initial Public Offering

On December 9, 2004, we completed our initial public offering and our stock began trading on December 10, 2004. We sold 4,166,667 shares of common stock at $15.00 per share. We received net proceeds of approximately $56.1 million, after underwriters’ discounts of $4.4 million and offering expenses of $2.0 million. Selling shareholders also sold 2,083,333 shares of common stock in the offering.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2005
1999 Stock Option Plan (only for outstanding awards)	2,595,352
2004 Equity Incentive Plan	2,487,335

5,082,687

An additional 700,000 shares was authorized for issuance effective January 1, 2006 under the automatic annual increase provisions of the 2004 Equity Incentive Plan.

Common Dividend Declared and Paid

In 2003, our board of directors declared and paid a dividend of $0.1645 per common share outstanding. The total amount paid to common shareholders was $1,862.

Note 17: 401(k) Plan

We provide a defined contribution 401(k) plan for our employees. Participating employees may contribute a portion of their salary to the plan up to the maximum allowed by the federal tax guidelines. Additionally, we may make discretionary contributions to the plan. To date, no discretionary contributions have been made to the plan.

Note 18: Related Party Transaction

Escrow Arrangement between Shareholders

In connection with a sale of common shares between our Chairman of the Board and William Blair Capital Partners in April 2004, we agreed to serve as a temporary escrow agent for funds that were to be placed in permanent escrow pursuant to a separate agreement between an existing shareholder and the Chairman of the Board. These funds, which totaled $750, were transferred to a permanent escrow account outside of our control on July 15, 2004.

Notes Receivable from Shareholder

In connection with the exercise of employee stock options in March 2004, we made a $61 loan, which was repaid in December 2004.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19: Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2005	2004	2003
Cash paid during the period for income taxes, net of refunds received	$5,422	$3,519	$2,163
Noncash investing and financing activities:
Accrued property and equipment purchases	$2,448	$644	$—
Note payable assumed in acquisition	$1,590	$—	$141
Accrued earn-out payments in connection with acquisitions	$606	$—	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$4,185	$—
Accrued common stock issuance costs	$—	$618	$—
Value of common stock vested in connection with acquisition of SOAR Solutions, Inc.	$—	$463	$110
Value of common stock option issues in connection with IP purchase	$—	$410	$—
Issuance of shareholder note for option exercise	$—	$61	$—

Note 20: B&O Tax Audit Settlement

We were under audit by the Washington State Department of Revenue and had received preliminary assessments asserting that substantially all of our revenues should be subject to the Washington state business and occupation tax. Through September 2005, we had accrued $2,468 for the estimated cost of the assessment, which was our best estimate of our ultimate liability based on the preliminary assessment and subsequent negotiations with the Department of Revenue. In December 2005, we reached an agreement with the state to settle the audit for the period from January 2001 through September 2005 for a total of $675. This settlement was finalized in February 2006. As a result, we reduced our accrual to the settlement amount and recorded $1,793 as a reduction of general and administrative expenses in 2005. We anticipate paying the settled amount in 2006, which is recorded in accrued liabilities.

HouseValues and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Description		Charged to Costs and Expenses
Allowance for doubtful accounts:
Year ended:
December 31, 2005	$95	$2,518	$2,371	(A)	$242
December 31, 2004	$32	$823	$760	(A)	$95
December 31, 2003	$28	$108	$104	(A)	$32

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries