Form 10-Q
period 2006-03-31
HouseValues, Inc.
filed 2006-05-10
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 19, 2006, there were outstanding 25,888,175 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2006	2005
Revenues	$26,871	$17,619
Expenses:
Sales and marketing (includes share-based compensation expense of $368 and $66)	16,275	8,688
Technology and product development (includes share-based compensation expense of $163 and $57)	3,611	1,396
General and administrative (includes share-based compensation expense of $521 and $174)	3,750	2,839
Depreciation and amortization of property and equipment (1)	1,014	354
Amortization of intangible assets	401	152

Total expenses	25,051	13,429

Income from operations	1,820	4,190
Interest income, net	604	318

Income before income tax expense	2,424	4,508
Income tax expense	654	1,578

Net income	$1,770	$2,930

Net income per share:
Basic	$0.07	$0.12

Diluted	$0.06	$0.11

(1) Depreciation and amortization of property and equipment is allocated as follows:

	2005	2004
Technology and product development	$522	$113
General and administrative	492	241

	$1,014	$354

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$54,258	$59,234
Short-term investments	30,575	25,640
Accounts receivable, net of allowance of $234 and $242	541	577
Prepaid expenses and other assets	1,858	1,700
Deferred income taxes	714	258
Prepaid income taxes	819	997
Other current assets	129	579

Total current assets	88,894	88,985
Property and equipment, net of accumulated depreciation of $4,702 and $3,689	11,925	11,118
Goodwill	6,877	6,227
Intangible assets, net of accumulated amortization of $2,404 and $2,003	4,455	4,853
Other noncurrent assets	409	408

Total assets	$112,560	$111,591

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,340	$1,030
Accrued compensation and benefits	3,665	4,236
Accrued expenses and other current liabilities	4,648	6,529
Deferred rent, current portion	289	289
Deferred revenue	1,655	1,694

Total current liabilities	11,597	13,778
Deferred income taxes	773	726
Deferred rent, less current portion	1,349	1,423
Note payable	1,644	1,600

Total liabilities	15,363	17,527
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,852,075 and 25,783,980 shares at March 31, 2006 and December 31, 2005, respectively	69,851	71,385
Deferred stock-based compensation	—	(2,897)
Retained earnings	27,346	25,576

Total shareholders’ equity	97,197	94,064

Total liabilities and shareholders’ equity	$112,560	$111,591

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,770	$2,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,014	354
Amortization of intangible assets	401	152
Stock-based compensation	1,052	297
Deferred income tax benefit	(409)	(334)
Changes in certain assets and liabilities
Accounts receivable	36	(265)
Prepaid expenses and other assets	(109)	233
Prepaid income taxes	209	—
Other current assets	450	110
Accounts payable	28	44
Accrued compensation and benefits	(571)	(202)
Accrued expenses and other current liabilities	292	(42)
Deferred rent	(74)	65
Deferred revenue	(39)	126
Income taxes payable and other	44	896

Net cash provided by operating activities	4,094	4,364

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(6,299)
Sales of short-term investments	65	4,300
Purchases of property and equipment	(3,748)	(1,476)
Additions to intangible assets and other	(41)	(41)
Earn-out payments related to the SOAR Solutions acquisition	(606)	—

Net cash used in investing activities	(9,330)	(3,516)

Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	115	218
Tax benefit from exercises of stock options	145	—
Issuance costs related to the sale of common stock	—	(618)

Net cash provided by (used in) financing activities	260	(400)

Net (decrease) increase in cash and cash equivalents	(4,976)	448
Cash and cash equivalents at beginning of period	59,234	57,562

Cash and cash equivalents at end of period	$54,258	$58,010

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues Inc. provides consumers and real estate professionals with the information and tools they need for success throughout the home buying and selling process. Our flagship consumer products include HomePages.com, an Internet web site that combine aerial maps, in-depth neighborhood information and nationwide home listings in one integrated web site; TheLoanPage.com, a service that provides current and prospective home owners with competitive mortgage and refinance quotes from leading lenders; HouseValues.com, a service that provides home sellers with market valuations of their current home; and JustListed.com, a service that alerts home buyers as soon as new homes hit the market that meet their criteria.

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2005 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of results to be expected for a full year.

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

Summary of significant accounting policies

The significant accounting policies used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Updates to our significant accounting policies for 2006 are disclosed below.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004),” (FAS 123R) which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. FAS 123R supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in 2006.

Prior to our adoption of FAS 123R, we had deferred compensation expense that we were recognizing on a straight-line basis over the vesting period of the options. With the adoption of FAS 123R, this expense has been replaced with stock-based compensation expense determined under the fair value method. Additionally, the deferred compensation in the equity section of our balance sheet has been reclassified to our common stock account.

Stock-based compensation recognized during the period is based on the value of the portion of our stock-based awards earned over that service period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the first quarter of fiscal 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and additional stock-based awards granted subsequent to December 31, 2005.

We adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, for periods prior to 2006, our consolidated financial statements have not been restated to reflect this change.

The compensation cost for awards granted prior to 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 while awards granted in 2006 follow the provisions of FAS 123R to determine the grant date fair value and compensation cost. Compensation cost for all stock-based awards is recognized using the straight-line method.

Upon adoption of FAS 123R, we continue to use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using this option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the expected life of the award and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with FAS 123R, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FAS 123R which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of 2006. We have elected to apply FAS 123R on a modified prospective method. Under this method, we apply the fair value method in 2006 and do not restate prior periods. Further, compensation expense for existing grants will be recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. We believe that the compensation expense we recognize in 2006 will increase substantially from what we have historically disclosed as proforma compensation expense under the fair value method, due to the increased number of option grants issued and the increase in the average option fair value. Also, FAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

Note 2: Acquisitions

The Loan Page

In October 2005 we acquired the outstanding stock of The Loan Page, Inc. The Loan Page generates and markets mortgage leads primarily to mortgage lenders, including some of the nation’s largest banking and lending institutions. The company was purchased for approximately $5,247 in cash, assumption of a note payable valued at $1,590, as well as their remaining liabilities. We also incurred $147 in transaction costs.

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

$5,394

The Loan Page’s results of operations have been included in our consolidated statements of income since November 2005, following completion of the acquisition. The following unaudited pro forma information presents a summary of our results of operations assuming The Loan Page acquisition occurred at the beginning of 2005:

Three months ended March 31, 2005
Revenues	$18,683
Net income	$2,593
Net income per share — basic	$0.10
Net income per share — diluted	$0.10

Soar Solutions

In June 2003, we acquired the stock of Soar Solutions, Inc., a real-estate services company, in exchange for $1,510 in cash, 200,000 shares of unvested restricted common stock and an earn-out arrangement equal to 5% of specified customer receipts through March 2006. As of March 31, 2006, additional amounts of approximately $3,532 were earned under the earn-out arrangement. As contingent consideration was earned, the amounts increased the vendor agreements asset to its fair value and excess amounts were recorded as goodwill.

Mapping Software Technology

In December 2004, we acquired software from an individual who has become an employee of the company. The company paid $38 in cash and issued 50,000 stock options, valued at $410. The agreement also provided for additional payments of $163 contingent upon certain events. As of March 31, 2006 all contingent consideration had been earned and paid. Including cash paid at acquisition, additional contingent consideration, options granted in connection with the acquisition and transaction expenses, the acquired asset was valued at approximately $620 at March 31, 2006.

Note 3: Earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share uses the weighted average common shares outstanding plus dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Net income	$1,770	$2,930

Weighted average common shares outstanding	25,810	25,024
Dilutive effect of stock options	1,543	2,223

Diluted Shares	27,353	27,247

Basic earnings per share	$0.07	$0.12

Diluted earnings per share	$0.06	$0.11

Antidilutive stock options	1,696	126

Note 4: Income Taxes

Our effective tax rate was 27% for the quarter ended March 31, 2006, compared to 35% for the quarter ended March 31, 2005 and 33% for all of 2005. Our effective tax rate decreased due to the increase in our tax-exempt interest income in total and relative to operating earnings.

Note 5: Product line revenues

The following table provides detail of our revenue by product line.

	Three months ended March 31,
	2006	2005
Real estate product revenues	$23,236	$17,170
Mortgage product revenues	3,635	449

Total revenue	$26,871	$17,619

Note 6: Stock-based compensation plans

Effective January 1, 2006, we adopted FAS 123R, which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. For prior periods, we applied the intrinsic value method and have not restated prior periods, as permitted by FAS 123R.

Determining Fair Value under FAS 123R

Valuation and Amortization Method. We estimate the fair value of stock-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on our limited historical experience and the estimates of other companies similar to ours, giving consideration to the contractual terms, vesting schedules, pre-vesting and post-vesting forfeitures and employees’ expected exercise behavior.

Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the limited historical volatility of our common stock and the experience of what we believe are peer companies based on the similar nature of our industry and option plan characteristics. We have used a volatility factor that considers the historical experience of these peer companies using a period commensurate with the expected life of the award.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term to the expected life of the award.

Expected Dividend Yield. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

The value of each employee option granted during the quarters ended March 31, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Expected life (in years)	3.0	4.0
Weighted average expected volatility	90%	100%
Weighted average risk-free interest rate	4.55%	4.36%
Expected dividend yield	0%	0%
Weighted average fair value	$8.51	$9.34

Stock-based Compensation Under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards under FAS 123R for the three months ended March 31, 2006:

Three months ended March 31, 2006
Total cost of share-based payment plans	$1,102
Amounts capitalized in internally developed software	50

Amounts charged against income, before income tax benefit	$1,052

Amount of related income tax benefit recognized in income	$271
Amounts recognized in income for amounts previously capitalized in fixed assets	$1

As of March 31, 2006, we had $15,100 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.62 years.

The following table presents the impact of our adoption of FAS 123R on selected line items from our consolidated financial statements for the three months ended March 31, 2006:

	Three months ended March 31, 2006
	As Reported Following FAS 123R	If Reported Following APB 25
Condensed consolidated statement of operations:
Income before income tax expense	$2,424	$3,207
Net income	1,770	2,347
Net income per share
Basic	0.07	0.09
Diluted	0.06	0.09
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	4,094	4,239
Net cash provided by financing activities	$260	$115

Stock Option Activity

At March 31, 2006, we had two stock option plans. Additional information regarding these plans is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, we have reserved an additional 1.7 million shares for future issuance under our stock option plans. We issue new shares for option exercises.

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,102,102	$6.93
Options granted	178,800	14.35
Options exercised	(68,095)	1.69
Options canceled	(214,864)	9.85
Options expired	(62)	2.20

Outstanding at March 31, 2006	3,997,881	$7.19	8.0 years	$13,477

Exercisable at March 31, 2006	1,580,654	$3.08	6.5 years	$8,730

At December 31, 2005, 1,391,616 options were exercisable at a weighted-average exercise price of $2.72. The aggregate intrinsic value of options outstanding at March 31, 2006 and 2005 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $632 and $1,854, determined as of the date of exercise. The total fair value of options that vested during the quarters ended March 31, 2006 and 2005 was $864 and $276. The total fair value of options that were forfeited during the quarters ended March 31, 2006 was $1,239 and $357, respectively.

Pro Forma Information under FAS 123 and APB 25

Prior to 2006, we used the intrinsic value method to determine our stock-based compensation. If we had used the fair value method to determine stock-based compensation, our 2005 net income and earnings per share would have been changed to the following pro forma amounts:

	Three months ended March 31,
	2006	2005
Net income, as reported	$1,770	$2,930
Add: stock-based compensation included in net income, net of tax	781	203
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(781)	(311)

Net income (pro forma for 2005)	$1,770	$2,822

Basic net income per share:
As reported	$0.07	$0.12
Pro forma (for 2005)		$0.11
Diluted net income loss per share:
As reported	$0.06	$0.11
Pro forma (for 2005)		$0.11

Note 7: B&O Tax Audit Settlement

We were under audit by the Washington State Department of Revenue and had received preliminary assessments asserting that substantially all of our revenues should be subject to the Washington state business and occupation tax. Through September 2005, we had accrued $2,468 for the estimated cost of the assessment, which was our best estimate of our ultimate liability based on the preliminary assessment and subsequent negotiations with the Department of Revenue. In December 2005, we reached an agreement with the state to settle the audit for the period from January 2001 through September 2005 for a total of $675. As a result, we reduced our accrual to the settlement amount and recorded $1,793 as a reduction of general and administrative expenses in 2005. This settlement was paid in the first quarter of 2006.

Note 8: Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2006	2005
Cash paid during the period for income taxes, net of refunds received	$708	$1,018
Noncash investing and financing activities:
Accrued earn-out payments in connection with acquisitions	$681	$381
Accrued invoices for property and equipment	$471	$176

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the Company’s actual results include, but are not limited to, those discussed below in Item 1A of Part II under the heading “Risk Factors” as well as those described in our Annual and Quarterly Reports on Forms 10-K and 10-Q for 2005 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of the date of this report and the Company assumes no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

The first quarter of 2006 represents our 20th consecutive quarter of profitable operations. We continued to see growth in our revenue during the first quarter of 2006. Revenue was a record $26.9 million, an increase of 53% compared to the first quarter of 2005 and 7% compared to the fourth quarter of 2005. Net income decreased 40% to $1.8 million, when compared to the same period last year and decreased 56% compared to the fourth quarter of 2005 as we continue to invest in building our business. Fourth quarter 2005 results also include a reduction to our B&O tax accrual of $1.8 due to the settlement of our Washington State B&O tax audit.

Launch of Mortgage Service Offering: During the second quarter of 2005 we announced a new marketing service specifically designed to help mortgage professionals generate more business by enabling them to build relationships with both prospective home buyers and local real estate agents. This integrated service offering includes exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. We generate revenue from this service offering by charging mortgage customers a monthly fixed fee. We saw this business continue to grow in 2006.

Launch of HomePages Web Site: On October 11, 2005, we announced the launch of HomePages, an Internet web site that aids consumers in the home buying and selling process by combining nationwide home listings, high resolution aerial photos, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. The site features homes for sale and displays detailed information on the nearby schools, parks, shops and local services. HomePages also provides home owners with information on recently sold homes in their neighborhood as well as the ability to get a local expert’s estimate of their home’s value.

We offer a web site built on the HomePages platform at no cost to all existing real estate agent customers. We generate revenue by selling online marketing subscriptions to real estate professionals which allow them to feature selected listings on their site. We began generating revenue from this product in January 2006.

Expansion Facility: In October of 2005, we entered into a commercial lease agreement for an office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington. The new facility will allow us to continue to expand our sales force in the lower cost environment of Yakima. We opened this facility in January 2006 and have started building our sales and support staff at that location.

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

Effective with the acquisition of The Loan Page, we are exploring alternatives to reduce our reliance on affiliate network lead sourcing for this product. We have begun direct advertising campaigns to drive consumer traffic directly to The Loan Page. Also, starting in March, we enabled a small portion of the consumers visiting HouseValues.com to indicate if their interest was financing-related. We believe that the high-quality, low-cost mortgage leads that were generated as a result of these efforts suggest a significantly larger opportunity to improve overall traffic monetization while also enhancing lead quality. The three months ending March 31, 2006 included our first full quarter of revenue from The Loan Page.

We also began to transition some mortgage customers from our JustListed Connect product to The Loan Page product during the quarter while continuing to offer both products. This product transition is intended to increase average times sold for The Loan Page’s semi-exclusive lead generation platform, to enhance mortgage customer retention, and to make additional JustListed inventory available for real estate customers.

In our management’s discussion and analysis we compare first quarter 2006 to first quarter 2005 and first quarter 2006 to fourth quarter 2005. With our adoption of FAS 123R, “Share-Based Payments” in the first quarter of 2006, we believe it is important to provide transparency into the changes in our financial presentation. As a result, we have provided breakdowns of the stock-based compensation included in sales and marketing, technology and product development and general and administrative expenses in the related discussions.

Results of Operations

Revenues

	Three months ended March 31,
	2006	2005
Revenues	$26,871	$17,619

Revenues for the first quarter of 2006 increased 53% over the same quarter in 2005 due to the growth of our real estate business and the 2005 launch of our mortgage business. Our real estate revenues increased 35% year over year due to the growth of our JustListed and HouseValues products and the 2006 addition of our HomePages service. Average core real estate customer count increased 29% and our average real estate revenue per customer increased 7%. We officially announced our mortgage service in June 2005 and acquired The Loan Page in October 2005.

Revenue in the first quarter of 2006 increased 7% over the fourth quarter of 2005. Real estate revenues increased 6% primarily due to the addition of our HomePages service. We experienced a 3% increase in average real estate core customer count and 4% increase in average real estate revenue per customer during the first quarter. Mortgage revenue increased 8% primarily due to the inclusion of our first full quarter of The Loan Page revenues. More information about the sequential change in real estate revenue and customers is included in the “Key Operational Metrics – Real Estate Products” section of Management’s Discussion and Analysis.

Sales and Marketing

	Three months ended March 31,
	2006	% of Revenue	2005	% of Revenue
Sales and marketing expense before stock-based compensation	$15,907	59%	$8,622	49%
Stock-based compensation	368	2%	66	—

Total sales and marketing expense	$16,275	61%	$8,688	49%

Sales and marketing expense increased in total and as a percentage of revenue primarily due to expenses related to investment in new business initiatives, an increase in lead generation costs resulting from greater customer demand and increased cost of leads. These media costs, as a percentage of revenue for HouseValues and Just Listed, were higher than the record low levels seen in the first half of 2005, yet improved compared to levels seen in 2004. Sales and marketing expenses related to HomePages and The Loan Page exceeded their revenue contribution in the first quarter reflecting new advertising to expand consumer awareness and the hiring of personnel to drive these business initiatives.

First quarter 2006 sales and marketing expense increased $2.6 million over the fourth quarter of 2005 and increased as a percentage of revenue from 54% to 61%. Advertising costs increased in total dollars and as a percent of revenues as we increased our advertising spend from our seasonal low spend in the fourth quarter of 2005 and focused on building our HomePages and mortgage products. Payroll costs increased due to changes in our personnel mix and the expensing of stock options.

As of March 31, 2006, we had increased lead delivery to customers through the combination of seasonally stronger consumer response rates and higher media spending. As a result, we expect sales and marketing costs in the second quarter of 2006 to be slightly lower than in the first quarter in both absolute dollars and percentage of revenue terms. Looking forward, we plan to continue making significant marketing investments in our mortgage and HomePages through the second quarter of 2006.

Technology and Product Development

	Three months ended March 31,
	2006	% of Revenue	2005	% of Revenue
Technology and product development expense before stock-based compensation	$3,448	13%	$1,339	8%
Stock-based compensation	163	—	57	—

Total technology and product development expense	$3,611	13%	$1,396	8%

Technology and product development expense increased $2.2 million and as a percentage of revenue for the quarter ended March 31, 2006 as compared to the same period in 2005, primarily due to payroll and related expenses, including stock-based compensation, and contractor expense. Headcount nearly doubled as we continued to maintain and improve our existing services, features and infrastructure for our increasing customer base. This increase was partially offset by higher capitalized labor.

When comparing the first quarter of 2006 with the fourth quarter of 2005, technology and product development expense increased about $0.9 million and increased as a percentage of revenue from 10% to 13% quarter over quarter, as a result of increased payroll and related expenses and contractor expense.

For the remainder of 2006, we expect product development expenses to stabilize or decrease slightly as a percentage of our revenue base. As we implement significant service upgrades and develop new service offerings, costs associated with these activities may be capitalized as internally developed software and web site development costs in accordance with the accounting guidance in AICPA Statement of Position 98-1 and FASB Emerging Issues Task Force Issue No. 00-2.

General and Administrative

	Three months ended March 31,
	2006	% of Revenue	2005	% of Revenue
General and administrative expense before stock-based compensation	$3,229	12%	$2,665	15%
Stock-based compensation	521	2%	174	1%

Total general and administrative expense	$3,750	14%	$2,839	16%

General and administrative expenses increased in total dollars but decreased as a percentage of revenues for the quarter ended March 31, 2006 when compared to the same period last year, primarily due to several components:

•	increased salaries and related expenses, including stock-based compensation for additional staffing to support the growth in the business, as well as our operations as a public company;

•	increased rent and facilities costs, primarily due to the opening of our Yakima location; and

•	increased credit card fees directly related to the increase in our revenues.

These increases were partially offset by decreases to our state and local tax expense. In December 2005, we reached an agreement with the Washington State Department of Revenue to settle a business and occupation tax audit covering the period from January 2001 through September 2005 for a total of $675. Through September 2005, we had accrued $2,468 for the estimated cost of the assessment, which was our best estimate of our ultimate liability based on the preliminary assessment and subsequent negotiations with the Department of Revenue. As a result, in 2005, we reduced our accrual to the settlement amount and recorded $1.8 million as a reduction of general and administrative expenses. Additionally we have adjusted our accrual percentage going forward.

First quarter 2006 general and administrative expenses increased $1.3 million from the fourth quarter of 2005 primarily due to the $1.8 million reduction of state and business taxes in 2005 discussed above. Without this adjustment we would have seen a decrease in general and administrative expenses primarily due to decreases in accounting fees, recruiting expense and payroll expense partially offset by increased stock-based compensation.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on workstations and equipment purchased to accommodate our increased headcount and additional investment in our technological infrastructure.

Because of the additions already made to our capital assets during 2005 and 2006 and our future planned additions, we expect depreciation expense to increase in absolute dollar amounts and as a percentage of revenue.

Amortization of Intangible Assets

Amortization of intangible assets increased for the quarter ended March 31, 2006, when compared to the same period in 2005. The increase in amortization expense resulted primarily from additions to our intangible assets obtained as part of The Loan Page acquisition in the fourth quarter of 2005.

Interest Income

Interest income increased for the quarter ended March 31, 2006, when compared to the same period in 2005 due to larger cash and investment balances in 2006 and as well as increased rates of return on investments. At March 31, 2006, we held $84.8 million in cash, cash equivalents and short-term investments, compared to $77.3 million at March 31, 2005. Cash, cash equivalents and short-term investments increased primarily due to cash generated from operations, net of investments in capital assets.

Income Taxes

First quarter 2006 income tax expense decreased over the same period last year as a result of lower pretax income and a lower effective tax rate. Our effective tax rate decreased due to the increase in our tax-exempt interest income in total and relative to operating earnings.

We anticipate our effective tax rate will continue at approximately 27% for the balance of the year.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Quarterly Consolidated Statements of Income and Operational Data

The following tables present the unaudited consolidated statements of income data for the five quarters ended March 31, 2006 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2005 Annual Report on For 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006
Consolidated Statements of Income Data, in thousands:
Revenues	$17,619	$20,577	$23,337	$25,177	$26,871
Expenses:
Sales and marketing	8,688	10,338	11,556	13,669	16,275
Technology and product development	1,396	1,739	1,823	2,692	3,611
General and administrative	2,839	3,107	3,375	2,465	3,750
Depreciation and amortization of property and equipment	354	402	506	629	1,014
Amortization of intangible assets	152	151	151	322	401

Total expenses	13,429	15,737	17,411	19,777	25,051

Income from operations	4,190	4,840	5,926	5,400	1,820
Interest income	318	486	491	579	604

Income before income tax expense	4,508	5,326	6,417	5,979	2,424
Income tax expense	1,578	1,618	2,086	1,965	654

Net income	$2,930	$3,708	$4,331	$4,014	$1,770

Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net income	$2,930	$3,708	$4,331	$4,014	$1,770
Less: Interest income	(318)	(486)	(491)	(579)	(604)
Add:
Depreciation and amortization of property and equipment	354	402	506	629	1,014
Amortization of intangible assets	152	151	151	322	401
Stock-based compensation	297	258	274	273	1,052
Income tax expense	1,578	1,618	2,086	1,965	654

Adjusted EBITDA	$4,993	$5,651	$6,857	$6,624	$4,287

Consolidated Statements of Income Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	49	50	49	54	61
Technology and product development	8	8	8	11	13
General and administrative	16	15	14	10	14
Depreciation and amortization of property and equipment	2	2	2	2	4
Amortization of intangible assets	1	1	1	1	1

Total expenses	76	76	74	78	93

Income from operations	24	24	26	22	7
Interest income	2	2	2	2	2

Income before income tax expense	26	26	28	24	9
Income tax expense	9	8	9	8	2

Net income	17%	18%	19%	16%	7%

Adjusted EBITDA	28%	27%	29%	26%	16%

Adjusted EBITDA is a non GAAP financial measure provided as a complement to results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “Adjusted EBITDA” refers to a financial measure that we define as earnings before net interest, income taxes, depreciation, amortization and share-based compensation. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to measures reported by other companies. We believe Adjusted EBITDA provides relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate the operating performance of our operations. The components of Adjusted EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance, and we also use Adjusted EBITDA for planning purposes and in presentations to our board of directors.

Key Operational Metrics – Real Estate Products

Our increase in mortgage customers over the past year and the shift in our mix of mortgage customers to include many enterprise level clients, has made the metrics shown below less meaningful for the mortgage business. As a result, we have excluded our mortgage services from the following metrics to ensure that these metrics provide meaningful and consistent insight into our business. Had we included our mortgage services, average revenue per customer would have been $512, ending core customers 16,769 and churn 7.0% for the first quarter of 2006. The following table presents operational data related to our real estate products for the five quarters ended March 31, 2006:

	Mar.31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar.31, 2006
Operational Data:
Components of revenue (in thousands):
Real estate core revenue (1)	$16,410	$18,375	$20,267	$21,230	$22,748
Other real estate revenue (2)	760	770	700	592	488

Net real estate revenue	$17,170	$19,145	$20,967	$21,822	$23,236
Core real estate customers, end of period	12,834	13,419	14,968	14,971	15,825
Average monthly churn rate (3)	6.2%	6.5%	6.3%	7.0%	6.6%
Average core real estate customers in the quarter (4)	11,931	13,127	14,194	14,970	15,398
Average monthly revenue per core real estate customer (5)	$458	$467	$476	$473	$492

(1)	Real estate core revenue consists of revenue for our primary real estate service offerings, HouseValues, JustListed, and HomePages. The customers from these primary service offerings are referred to as “core real estate customers.”

(2)	Other real estate revenue consists of revenue related to SOAR services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.

(3)	Average monthly customer churn is calculated by dividing the number of core customers who canceled during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core customers are customers from whom we collect fees for our core revenues. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.

(4)	Average core real estate customers in the quarter are calculated as the average of real estate customers at the beginning and at the end of the quarter.

(5)	Average revenue per core real estate customer is calculated as core real estate revenue for the quarter divided by the average core real estate customers in the quarter.

Our core real estate customer count increased by 854 customers during the first quarter of 2006, compared to a net increase of 3 customers in the fourth quarter of 2005. Historically, customer growth has been the strongest in the first and third quarters. Ending core real estate customers increased 23% in the first quarter of 2006 compared to the first quarter of 2005.

Average monthly churn for our real estate business was 6.6% for the first quarter of 2006, down from 7.0% in the fourth quarter of 2005. Monthly churn of 6.6% equates to 93% monthly retention which represents a 44% annualized retention rate. While we expect to experience fluctuations in our churn rate from quarter to quarter, we continue to believe that our monthly churn rate will remain within the 6%-7% range.

Average monthly revenue per real estate customer for the first quarter of 2006 increased 4% compared to the fourth quarter of 2005. This growth is primarily due to sales of our HomePages Showcase product to our existing customers. Average revenue per customer will fluctuate from quarter to quarter, however it may decline as our business matures or if we are forced to discount our prices in response to competition or in an effort to accelerate our growth.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Three months Ended March 31,
	2006	2005
	(dollars in thousands)
Cash provided by operating activities	$4,094	$4,364
Cash used in investing activities	(9,330)	(3,516)
Cash provided by (used in) financing activities	260	(400)

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

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes and the effect of changes in working capital. Net cash provided by operating activities for the first quarter of 2006 declined 6% from the same period in 2005. Our decrease in net income was partially offset by increases in non-cash items.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2006 increased by $5.8 million compared to the same period last year. During the first three months of 2006, capital expenditures increased and our sales of short-term investments decreased when compared to the same period last year. Our capital expenditures were generally for the purchase of office equipment and leasehold improvements at our new Yakima location as well as investments in our customer-facing infrastructure and the development costs related to new products and features.

Financing Activities

Cash used in financing activities for the first quarter of 2005 included $0.6 million in issuance costs related to the public sale of our common stock in December 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payments (FAS 123R). FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of 2006. We have elected to apply FAS 123R on a modified prospective method. Under this method, we apply the fair value method in 2006 and do not restate prior periods. Further, compensation expense for existing grants will be recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. We believe that the compensation expense we recognize in 2006 will increase substantially from what we have historically disclosed as proforma compensation expense under the fair value method, due to the increased number of option grants issued and the increase in the average option fair value. Also, FAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the first fiscal quarter of 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

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

Online Companies Focused on Real Estate and Mortgage Lending. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate and mortgage industry. Such companies include Homes.com, Homestore, ServiceMagic and IAC/InterActiveCorp and its LendingTree business, which includes Domania.com and RealEstate.com, all of which have established web sites and compete or may compete for real estate and mortgage professionals’ advertising expenditures. HomeStore, one of the largest Internet real estate sites, has recently entered into the lead generation business. In addition, the founder of Expedia.com has a company named Zillow, that is actively focusing on the residential real estate market.

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

We are expanding our lead generation business into the residential mortgage services industry, in which we have only limited experience. As part of this expansion, we purchased The Loan Page, Inc., a small mortgage lead generator formerly located in San Francisco. In addition, we recently launched HomePages, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. These initiatives, and other acquisitions and initiatives we may pursue may not be successful or the anticipated benefits may take longer to realize than expected. Also, we have little or no experience in these areas which may result in errors in the conception, structure or implementation of a strategy to take advantage of available opportunities. We cannot assure you that any new products, acquisitions or other expansion efforts will be successful.

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

Our ability to retain customers will depend, in part, on our ability to generate leads from prospective home buyers, sellers and mortgage consumers in quantities demanded by our customers. In addition, our success will depend on our ability to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost effective basis. Our real estate customer contracts and many of our mortgage customer contracts require us to deliver a guaranteed minimum number of leads per month to each customer. We occasionally fail to deliver the number of leads we are required to deliver to a customer in a given month. For example, during the quarter ended March 31, 2006, we were unable to deliver approximately 2.2% of our total guaranteed lead obligations to customers. Our estimated obligation for underdelivered leads at March 31, 2006 was approximately $0.1 million. If we regularly fail to deliver the number of leads we are required to deliver to a customer, that customer will likely become dissatisfied with our services. In addition, if we do not maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customer may choose not to extend their contracts for our services.

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions or dissatisfaction with our services. For example, our real estate average monthly churn rate for the quarter ended March 31, 2006 was 6.6%, compared to 7.0% for the quarter ended December 31, 2005. We calculate “average monthly churn” by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter.

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

We have experienced rapid growth in our revenues, expenses and employee headcount. In addition to adding a number of senior individuals to our management team, our overall employee base has grown from 266 employees as of December 31, 2004 to 526 employees as of March 31, 2006. Further, we have recently opened a new facility in Yakima, Washington, which is our first location other than our corporate headquarter. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.

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

Through March 31, 2006, we have used approximately $18.9 million of the proceeds to purchase property and equipment and intangible assets. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1*	Description of nonqualified stock option program for non-employee directors and description of 2006 executive officer salaries, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 10, 2006.

31.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of John Zdanowski, Chief Financial Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc. and John Zdanowski, Chief Financial Officer of HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

*	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

By:	/s/ JOHN ZDANOWSKI
John Zdanowski Authorized Officer and Principal Financial Officer May 10, 2006