Form 10-Q
period 2006-06-30
HouseValues, Inc.
filed 2006-08-02
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2006

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

As of July 21, 2006, there were outstanding 26,049,308 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

Item 1.	Condensed Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$25,866	$20,577	$52,737	$38,196
Expenses:
Sales and marketing (1)	16,121	10,338	32,396	19,026
Technology and product development (1)	3,670	1,739	7,281	3,135
General and administrative (1)	3,691	3,107	7,441	5,946
Depreciation and amortization of property and equipment (2)	1,116	402	2,130	756
Amortization of intangible assets	404	151	805	303

Total expenses	25,002	15,737	50,053	29,166

Income from operations	864	4,840	2,684	9,030
Interest income, net	690	486	1,294	804

Income before income tax (benefit)/expense	1,554	5,326	3,978	9,834
Income tax (benefit)/expense	(340)	1,618	314	3,196

Net income	$1,894	$3,708	$3,664	$6,638

Net income per share:
Basic	$0.07	$0.15	$0.14	$0.26

Diluted	$0.07	$0.14	$0.13	$0.24

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	2006	2005	2006	2005
Sales and marketing	$212	$62	$580	$128
Technology and product development	239	22	402	79
General and administrative	645	174	1,166	348

	$1,096	$258	$2,148	$555

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	2006	2005	2006	2005
Technology and product development	$598	$118	$1,120	$231
General and administrative	518	284	1,010	525

	$1,116	$402	$2,130	$756

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$56,837	$59,234
Short-term investments	30,575	25,640
Accounts receivable, net of allowance of $177 and $242	627	577
Prepaid expenses and other assets	1,557	1,700
Deferred income taxes	1,208	258
Prepaid income taxes	1,056	997
Other current assets	71	579

Total current assets	91,931	88,985
Property and equipment, net of accumulated depreciation of $5,819 and $3,689	12,548	11,118
Goodwill	6,846	6,227
Intangible assets, net of accumulated amortization of $2,807 and $2,003	4,058	4,853
Other noncurrent assets	409	408

Total assets	$115,792	$111,591

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,568	$1,030
Accrued compensation and benefits	3,325	4,236
Accrued expenses and other current liabilities	4,258	6,529
Deferred rent, current portion	289	289
Deferred revenue	1,593	1,694

Total current liabilities	11,033	13,778
Deferred income taxes	973	726
Deferred rent, less current portion	1,264	1,423
Note payable	1,676	1,600

Total liabilities	14,946	17,527
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 26,046,334 and 25,783,980 shares at June 30, 2006 and December 31, 2005, respectively	71,606	71,385
Deferred stock-based compensation	—	(2,897)
Retained earnings	29,240	25,576

Total shareholders’ equity	100,846	94,064

Total liabilities and shareholders’ equity	$115,792	$111,591

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,664	$6,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,130	756
Amortization of intangible assets	805	303
Stock-based compensation	2,148	555
Deferred income tax benefit	(703)	(513)
Excess tax benefit from exercises of stock options	—	1,107
Changes in certain assets and liabilities
Accounts receivable	(50)	(309)
Prepaid expenses and other assets	310	81
Prepaid income taxes	3	(1,212)
Other current assets	508	1,067
Accounts payable	(231)	180
Accrued compensation and benefits	(911)	507
Accrued expenses and other current liabilities	1,131	1,048
Deferred rent	(159)	110
Deferred revenue	(101)	322
Income taxes payable and other	76	(103)

Net cash provided by operating activities	8,620	10,537

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(10,799)
Sales of short-term investments	65	4,300
Purchases of property and equipment	(5,619)	(3,402)
Additions to intangible assets and other	(48)	(199)
Earn-out payments related to the SOAR Solutions acquisition	(1,287)	(381)

Net cash used in investing activities	(11,889)	(10,481)

Cash flows from financing activities:
Proceeds from exercises of stock options and warrants	567	654
Excess tax benefit from exercises of stock options	305	—
Issuance costs related to the sale of common stock	—	(614)

Net cash provided by financing activities	872	40

Net (decrease) increase in cash and cash equivalents	(2,397)	96
Cash and cash equivalents at beginning of period	59,234	57,562

Cash and cash equivalents at end of period	$56,837	$57,658

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues Inc. provides consumers and real estate professionals with the information and tools they need for success throughout the home buying and selling process. Our flagship consumer products include HomePages.com, an Internet web site that combines aerial maps, in-depth neighborhood information and nationwide home listings in one integrated web site; TheLoanPage.com, a service that provides current and prospective home owners with competitive mortgage and refinance quotes from leading lenders; HouseValues.com, a service that provides home sellers with market valuations of their current home; and JustListed.com, a service that alerts home buyers as soon as new homes hit the market that meet their criteria.

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2005 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

Summary of significant accounting policies

The significant accounting policies used in the preparation of our consolidated financial statements are disclosed in our 2005 Annual Report on Form 10-K. Updates to our significant accounting policies for 2006 are disclosed below.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (FAS 123R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. FAS 123R supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in 2006.

Prior to our adoption of FAS 123R, we determined our stock-based compensation expense under the intrinsic value method on a straight-line basis over the vesting period of the options. With the adoption of FAS 123R, this expense has been replaced with stock-based compensation expense determined under the fair value method. Additionally, the deferred compensation in the equity section of our balance sheet has been reclassified to our common stock account.

Stock-based compensation recognized during the current year periods is based on the value of the portion of our stock-based awards earned over that service period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for the first half of fiscal 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and additional stock-based awards granted subsequent to December 31, 2005.

We adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to 2006 have not been restated to reflect this change.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FAS 123R which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of 2006. We have elected to apply FAS 123R on a modified prospective method. Under this method, we apply the fair value method in 2006 and do not restate prior periods. Further, compensation expense for existing grants is recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. Stock-based compensation expense has increased substantially from what we have historically disclosed as pro forma compensation expense under the fair value method due to the increased number of option grants issued and the increase in the average option fair value. Also, FAS 123R requires us to change the classification of the tax savings resulting from tax deductions in excess of expense reflected in our financial statements from an operating cash flow to a financing cash flow, impacting our cash flows from operating activities.

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

$5,394

The Loan Page’s results of operations have been included in our consolidated statements of income since November 2005, following completion of the acquisition. The following unaudited pro forma information presents a summary of our results of operations assuming The Loan Page acquisition occurred at the beginning of 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenues	$22,079	$40,762
Net income	$3,159	$5,752
Net income per share — basic	$0.13	$0.23
Net income per share — diluted	$0.12	$0.21

Soar Solutions

In June 2003, we acquired the stock of Soar Solutions, Inc., a real-estate services company, in exchange for $1,510 in cash, 200,000 shares of unvested restricted common stock and an earn-out arrangement equal to 5% of specified customer receipts through March 2006. As of June 30, 2006, additional amounts of approximately $3,532 were paid under the earn-out arrangement. As contingent consideration was earned, the amounts increased the vendor agreements asset to its fair value and excess amounts were recorded as goodwill.

Note 3: Earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share uses the weighted average common shares outstanding plus dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Calculation of basic earnings per share:
Net income	$1,894	$3,708	$3,664	$6,638

Weighted average common shares outstanding	25,929	25,258	25,870	25,142
Dilutive effect of stock options	1,343	2,144	1,501	2,183

Diluted Shares	27,272	27,402	27,371	27,325

Basic earnings per share	$0.07	$0.15	$0.14	$0.26

Diluted earnings per share	$0.07	$0.14	$0.13	$0.24

Antidilutive stock options	1,910	361	1,860	361

Note 4: Income Taxes

We recorded a tax benefit of $340 for the three months ended June 30, 2006 due to the change in our estimated annual effective rate to approximately 8% from our estimate of 27% last quarter. Our effective tax rate was decreased due to our revised estimate of lower annual operating earnings relative to our tax-exempt interest income. Tax expense for the six months ended June 30, 2006 was $314, or approximately 8% of pre-tax income. This compares to effective rates of 30% and 33% for the three and six month periods ended June 30, 2005.

Note 5: Product line revenues

The following table provides detail of our revenue by product line.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Real estate product revenues	$22,391	$19,145	$45,627	$36,315
Mortgage product revenues	3,475	1,432	7,110	1,881

Total revenue	$25,866	$20,577	$52,737	$38,196

Note 6: Stock-based compensation plans

Effective January 1, 2006, we adopted FAS 123R, which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. For prior periods, we applied the intrinsic value method and have not restated prior periods, as permitted by FAS 123R.

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

Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The value of each employee option granted during the three and six month periods ended June 30, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected life (in years)	3.0	3.0	3.0	3.5
Weighted average expected volatility	90%	90%	90%	95%
Weighted average risk-free interest rate	4.99%	3.71%	4.68%	4.01%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$5.26	$8.18	$7.55	$8.72

Stock-based Compensation Under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards under FAS 123R for the three and six month periods ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Total cost of share-based payment plans	$1,144	$2,245
Amounts capitalized in internally developed software	(48)	(97)

Amounts charged against income, before income tax benefit	$1,096	$2,148

Amount of related income tax benefit recognized in income	$84	$162
Amounts recognized in income for amounts previously capitalized in fixed assets	$4	$5

As of June 30, 2006, we had $14,613 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.54 years.

The following table presents the impact of our adoption of FAS 123R on selected line items from our consolidated financial statements for the three and six month periods ended June 30, 2006:

	As reported following FAS 123R		If reported following APB 25
	Three months ended June 30, 2006	Six months ended June 30, 2006	Three months ended June 30, 2006	Six months ended June 30, 2006
Condensed consolidated statement of operations:
Income before income tax expense or benefit	$1,554	$3,978	$2,370	$5,664
Net income	$1,894	$3,664	$2,647	$5,220
Net income per share
Basic	$0.07	$0.14	$0.10	$0.20
Diluted	$0.07	$0.13	$0.10	$0.19
Condensed consolidated statement of cash flows:
Net cash provided by operating activities		$8,620		$8,925
Net cash provided by financing activities		$872		$567

Stock Option Activity

At June 30, 2006, we had two stock option plans. Additional information regarding these plans is disclosed in our 2005 Annual Report on Form 10-K. As of June 30, 2006, we have reserved an additional 1.7 million shares for future issuance under our stock option plans. We issue new shares for option exercises.

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,102,102	$6.93	$4.64
Options granted	254,400	12.70	7.57
Options exercised	(262,354)	2.16	0.67
Options forfeited	(315,318)	10.37	6.39
Options expired	(4,499)	14.09	10.50

Outstanding at June 30, 2006	3,774,331	$7.35	$4.96	8.0 years	$9,551

Exercisable at June 30, 2006	1,642,232	$3.39	$2.28	6.8 years	$6,937

The aggregate intrinsic value of options outstanding at June 30, 2006 and 2005 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total fair value of options that vested and were forfeited are included in the following table.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Intrinsic value of options exercised	$1,214	$4,942	$1,846	$6,796
Fair value of options vested	$864	$468	$1,729	$744
Fair value of options forfeited	$777	$578	$2,016	$935

A summary of the changes in our non-vested options during the three and six month periods ended June 30, 2006 is presented below:

	Three months ended June 30, 2006		Six months ended June 30, 2006
	Option Activity	Weighted Average Grant Date Fair Value	Option Activity	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	2,376,915	$6.82	2,644,859	$6.35
Options granted	75,600	5.35	254,400	7.57
Options canceled	(100,454)	7.73	(315,318)	6.39
Options vested	(219,962)	3.93	(451,842)	3.83

Non-vested at end of period	2,132,099	$7.03	2,132,099	$7.03

Pro Forma Information under FAS 123 and APB 25

Prior to 2006, we used the intrinsic value method to determine our stock-based compensation. If we had used the fair value method to determine stock-based compensation, our 2005 net income and earnings per share would have been changed to the following pro forma amounts:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income, as reported	$1,894	$3,708	$3,664	$6,638
Add: stock-based compensation included in net income, net of tax	1,012	189	1,986	400
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(1,012)	(372)	(1,986)	(686)

Net income (pro forma for 2005)	$1,894	$3,525	$3,664	$6,352

Basic net income per share:
As reported	$0.07	$0.15	$0.14	$0.26
Pro forma (for 2005)		$0.14		$0.25
Diluted net income loss per share:
As reported	$0.07	$0.14	$0.13	$0.24
Pro forma (for 2005)		$0.13		$0.24

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

Note 8: Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2006	2005
Cash paid during the period for income taxes, net of refunds received	$708	$3,917
Noncash investing and financing activities:
Accrued earn-out payments in connection with acquisitions	$—	$486
Accrued invoices for property and equipment	$292	$553

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Revenue for the second quarter of 2006 was $25.9 million, an increase of 26% compared to the second quarter of 2005 and a decline of 4% compared to the first quarter of 2006. Net income decreased 49% to $1.9 million, when compared to the same quarter last year as we continue to invest in building our business. While our operating earnings declined 52% when compared to the first quarter of 2006 primarily due to lower revenue, net income increased 7% as a result of an adjustment to our annual effective income tax rate.

We provide marketing services to real estate professionals, including real estate agents and mortgage brokers. Currently, most of our revenue is generated from the products we sell to real estate agents, HouseValues and JustListed, as well as our newer product, Showcase. The following business events since January 2005 affect the comparability of operating results for periods presented in this Form 10-Q.

HomePages: In October of 2005, we announced the launch of HomePages, an Internet web site that aids consumers in the home buying and selling process by combining nationwide home listings, high resolution aerial photos, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. The site features homes for sale and displays detailed information on the nearby schools, parks, shops and local services. HomePages also provides home owners with information on recently sold homes in their neighborhood as well as the ability to get a local expert’s estimate of their home’s value.

We offer a web site built on the HomePages platform at no cost to all existing real estate agent customers. We generate revenue by selling online marketing subscriptions, Showcase, to real estate professionals which allow them to feature selected listings on their site. We began generating revenue from this product in January 2006.

Mortgage Service Offerings: During the second quarter of 2005 we announced a new marketing service for mortgage professionals, JustListed Connect, which includes exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. We generate revenue from this service offering by charging mortgage customers a monthly fixed fee.

To expand our product offerings to mortgage professionals, we acquired The Loan Page, Inc. on October 31, 2005. The Loan Page marketed leads to mortgage lenders, including some of the nation’s largest banking and lending institutions. We paid approximately $5.2 million in cash and $1.6 million in assumed debt to acquire The Loan Page and incurred $0.1 million in costs related to the acquisition.

In the past months, we have expanded our customer base for The Loan Page semi-exclusive leads product to a broader base of individual mortgage brokers, the segment of this market that is similar to our established sales channel to real estate agents. We also continued transitioning some of our mortgage customers from our JustListed Connect product to The Loan Page product during the quarter while continuing to offer both products. This product transition is intended to increase average times sold for The Loan Page’s semi-exclusive lead generation platform, to enhance mortgage customer retention, and to make additional JustListed inventory available for real estate customers.

For the six months ended June 30, 2006, revenue from our mortgage products represents 13% of our revenues compared to 5% in 2005.

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

Results of Operations

In our management’s discussion and analysis we compare the second quarter and year-to-date periods in 2006 to the same periods in 2005. With our adoption of FAS 123R, “Share-Based Payments” in the first quarter of 2006, we believe it is important to provide transparency into the changes in our financial presentation. As a result, we have provided breakdowns of the stock-based compensation included in sales and marketing, technology and product development and general and administrative expenses in the related discussions.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Real Estate Revenues	$22,391	$19,145	$45,627	$36,315
Mortgage Revenues	3,475	1,432	7,110	1,881

Revenues	$25,866	$20,577	$52,737	$38,196

Revenues for the second quarter of 2006 increased 26% over the same quarter in 2005 and 38% for the year-to-date period as compared to 2005 due to the growth of our real estate business and the 2005 launch of our mortgage business. Our real estate revenues increased 26% year over year due to the growth of our JustListed and HouseValues products and the 2006 addition of our HomePages service. Average core real estate customer count increased 21% while our average real estate revenue per customer decreased slightly.

Revenue in the second quarter of 2006 decreased 4% from the first quarter of 2006. The majority of the decline was due to a decrease in our real estate revenues. We experienced a 6% decrease in average real estate revenue per customer partially offset by a 3% increase in average real estate core customers for the period. Average revenue per real estate customer declined as we have shifted our sales focus to more under-penetrated areas, some of which are lower-priced markets. Additionally, we believe agents are being more cautious with their advertising spend due to slowing in the real estate market, resulting in more price discounting that also impacted our average revenue per customer. More information about the sequential change in real estate revenue and customers is included in the “Key Operational Metrics – Real Estate Products” section of Management’s Discussion and Analysis.

Given current market conditions, we expect quarterly revenue to decrease slightly in the rest of 2006, moderated by additional revenue from potential new service offerings later this year.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales and marketing expense before stock-based compensation	$15,909	$10,276	$31,816	$18,898
Stock-based compensation	212	62	580	128

Total sales and marketing expense	$16,121	$10,338	$32,396	$19,026

As a percentage of revenue:
Sales and marketing expense before stock-based compensation	61%	50%	60%	50%
Stock-based compensation	1%	—	1%	—

Total sales and marketing expense	62%	50%	61%	50%

Sales and marketing expense increased in total and as a percentage of revenue primarily due to the increase in lead generation costs resulting from greater customer demand and increased cost of leads and the increase in our sales headcount, a portion of which related to our investment in new business initiatives. These media costs, as a percentage of revenue for HouseValues and Just Listed, were higher than the record low levels seen in the first half of 2005, and comparable to levels seen in 2004. Sales and marketing expenses related to HomePages and The Loan Page exceeded their revenue contribution in 2006, reflecting new advertising to expand consumer awareness and the hiring of personnel to drive these business initiatives.

We expect sales and marketing costs to remain relatively consistent for the rest of 2006 but to increase slightly as a percentage of revenue.

Technology and Product Development

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Technology and product development expense before stock-based compensation	$3,431	$1,717	$6,879	$3,056
Stock-based compensation	239	22	402	79

Total technology and product development expense	$3,670	$1,739	$7,281	$3,135

As a percentage of revenue:
Technology and product development expense before stock-based compensation	13%	8%	13%	8%
Stock-based compensation	1%	—	1%	—

Total technology and product development expense	14%	8%	14%	8%

Technology and product development expense increased significantly in absolute dollars and as a percentage of revenue for the quarter and year-to-date periods ended June 30, 2006 as compared to the same periods in 2005, primarily due to payroll and related expenses, including stock-based compensation and contractor expense. Headcount nearly doubled as we continued to invest in new product planning and to maintain and improve our existing services, features and infrastructure for our larger customer base.

For the remainder of 2006, we expect product development expenses to stabilize or decrease slightly in total dollars and to stabilize as a percentage of our revenue base. As we implement significant service upgrades and develop new service offerings, costs associated with these activities may be capitalized as internally developed software and web site development costs in accordance with the accounting guidance in AICPA Statement of Position 98-1 and FASB Emerging Issues Task Force Issue No. 00-2.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
General and administrative expense before stock-based compensation	$3,046	$2,933	$6,275	$5,598
Stock-based compensation	645	174	1,166	348

Total general and administrative expense	$3,691	$3,107	$7,441	$5,946

As a percentage of revenue:
General and administrative expense before stock-based compensation	12%	14%	12%	15%
Stock-based compensation	2%	1%	2%	1%

Total general and administrative expense	14%	15%	14%	16%

General and administrative expenses increased in total dollars but decreased as a percentage of revenues for the quarter and year-to-date periods ended June 30, 2006 when compared to the same periods last year, primarily due to several factors:

•	increased salaries and related expenses, including stock-based compensation, for additional staffing to support the growth in the business, as well as our operations as a public company;

•	increased rent and facilities costs, primarily due to the opening of our Yakima location; and

•	increased credit card fees directly related to the increase in our revenues.

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

For the third quarter of 2006, we expect general and administrative expenses to increase slightly in total dollars and to increase slightly as a percentage of revenue due to anticipated severance costs of terminated employees.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on capitalized software development and on workstations and equipment purchased to accommodate our increased headcount.

Because of the additions already made to our capital assets during 2005 and 2006 and our future planned additions, we expect depreciation expense to increase in absolute dollar amounts and as a percentage of revenue.

Amortization of Intangible Assets

Amortization of intangible assets increased for the quarter and year to date periods ended June 30, 2006, when compared to the same periods in 2005. The increase in amortization expense resulted primarily from additions to our intangible assets obtained as part of The Loan Page acquisition in the fourth quarter of 2005.

Interest Income

Interest income increased for the quarter and year to date periods ended June 30, 2006, when compared to the same periods in 2005 due to larger cash and investment balances in 2006 and as well as increased rates of return on investments. At June 30, 2006, we held $87.4 million in cash, cash equivalents and short-term investments, compared to $81.5 million at June 30, 2005. Cash, cash equivalents and short-term investments increased primarily due to cash generated from operations, net of investments in capital assets.

Income Taxes

Income tax expense for 2006 decreased compared to last year as a result of lower pretax income and a lower estimated effective tax rate. We recorded a tax benefit for the second quarter of 2006 due to the change in our estimated annual effective rate to approximately 8% from our estimate of 27% last quarter. Our effective tax rate was decreased due to our revised estimate of lower annual operating earnings relative to our tax-exempt interest income. Tax expense for the year-to-date period ended June 30, 2006 was $314, or approximately 8% of pre-tax income, reflecting our revised estimated effective tax rate. This compares to effective rates of 30% and 33% for the quarter and year-to-date periods ended June 30, 2005.

Because tax-exempt interest income has become a larger share of operating income, changes to forecasted operating income could have a significant impact on our effective tax rate and the related tax expense for the remainder of 2006.

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

Quarterly Consolidated Statements of Income and Operational Data

The following tables present the unaudited consolidated statements of income data for the six quarters ended June 30, 2006 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2005 Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006
	(in thousands)
Consolidated Statements of Income Data:
Revenues	$17,619	$20,577	$23,337	$25,177	$26,871	$25,866
Expenses:
Sales and marketing	8,688	10,338	11,556	13,669	16,275	16,121
Technology and product development	1,396	1,739	1,823	2,692	3,611	3,670
General and administrative	2,839	3,107	3,375	2,465	3,750	3,691
Depreciation and amortization of property and equipment	354	402	506	629	1,014	1,116
Amortization of intangible assets	152	151	151	322	401	404

Total expenses	13,429	15,737	17,411	19,777	25,051	25,002

Income from operations	4,190	4,840	5,926	5,400	1,820	864
Interest income	318	486	491	579	604	690
Income before income tax expense/(benefit)	4,508	5,326	6,417	5,979	2,424	1,554
Income tax expense/(benefit)	1,578	1,618	2,086	1,965	654	(340)

Net income	$2,930	$3,708	$4,331	$4,014	$1,770	$1,894

Consolidated Statements of Income Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	49	50	49	54	61	63
Technology and product development	8	8	8	11	13	14
General and administrative	16	15	14	10	14	14
Depreciation and amortization of property and equipment	2	2	2	2	4	4
Amortization of intangible assets	1	1	1	1	1	2

Total expenses	76	76	74	78	93	97

Income from operations	24	24	26	22	7	3
Interest income	2	2	2	2	2	3

Income before income tax expense/(benefit)	26	26	28	24	9	6
Income tax expense/(benefit)	9	8	9	8	2	(1)

Net income	17%	18%	19%	16%	7%	7%

Key Operational Metrics – Real Estate Products

The following table presents operational data related to our real estate products for the six quarters ended June 30, 2006:

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006
Components of revenue (in thousands):
Real estate core revenue (1)	$16,410	$18,375	$20,267	$21,230	$22,748	$21,993
Other real estate revenue (2)	760	770	700	592	488	400

Net real estate revenue	$17,170	$19,145	$20,967	$21,822	$23,236	$22,393
Core real estate customers, end of period	12,834	13,419	14,968	14,971	15,825	15,993
Average monthly real estate customer churn rate (3)	6.2%	6.5%	6.3%	7.0%	6.6%	7.4%
Average core real estate customers in the quarter (4)	11,931	13,127	14,194	14,970	15,398	15,909
Average monthly revenue per core real estate customer (5)	$458	$467	$476	$473	$492	$461

(1)	Real estate core revenue consists of revenue for our primary real estate service offerings, HouseValues, JustListed, and HomePages. The customers from these primary service offerings are referred to as “core real estate customers.”

(2)	Other real estate revenue consists of revenue related to SOAR services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.

(3)	Average monthly customer churn is calculated by dividing the number of core customers who canceled during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core customers are customers from whom we collect fees for our core revenues. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.

(4)	Average core real estate customers in the quarter are calculated as the average of real estate customers at the beginning and at the end of the quarter.

(5)	Average revenue per core real estate customer is calculated as core real estate revenue for the quarter divided by the average number of core real estate customers in the quarter.

Our core real estate customer count increased by 168 customers during the second quarter of 2006, compared to a net increase of 854 customers in the first quarter of 2006. Historically, customer growth has been the strongest in the first and third quarters. Ending core real estate customers increased 19% in the second quarter of 2006 compared to the second quarter of 2005.

Average monthly churn for our real estate business was 7.4% for the second quarter of 2006, up from 6.6% in the first quarter of 2006. Monthly churn of 7.4% equates to 92.6% monthly retention which represents a 40% annualized retention rate. Despite a higher overall churn rate, our subscriber retention curves remain relatively consistent over time. We had a higher level of customer additions in the first and third quarters of 2005. Many are now in months twelve through fourteen of the customer life cycle, a time in which we typically see higher than average monthly churn. While we expect to experience fluctuations in our churn rate from quarter to quarter, we believe our average monthly churn rate may remain at this level or increase slightly.

Average monthly revenue per real estate customer for the second quarter of 2006 decreased 6% compared to the first quarter of 2006 as a result of our broader sales focus to under-penetrated areas, some of which are lower-priced markets, as well as increased price discounting, which we believe is a result of a slower real estate market. Average revenue per customer will fluctuate from quarter to quarter, however it may decline as we incorporate lower priced markets into our customer base, or if we are forced to discount our prices in response to market conditions, competition or in an effort to accelerate our growth.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Six months Ended June 30,
	2006	2005
	(dollars in thousands)
Cash provided by operating activities	$8,620	$10,537
Cash used in investing activities	$(11,889)	$(10,481)
Cash provided by (used in) financing activities	$872	$40

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations.

Cash equivalents consist of money market funds. Short-term investments consist of highly liquid, short-term, adjustable-rate insured municipal notes. These municipal notes are classified as short-term investments available for sale and are reported at fair value, which approximates cost.

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for non-cash items and the effect of changes in working capital. Net cash provided by operating activities for the six months ended June 30, 2006 declined 18%

from the same period in 2005. Net income decreased along with an increase in cash used for compensation and benefits, largely offset by increases in the non-cash items: depreciation, amortization, and stock-based compensation. Additionally, the tax benefit realized from the exercise of stock options was classified as an operating cash flow in 2005. In 2006, that tax benefit is classified as a financing cash flow as required with our adoption of FAS 123R.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2006 increased by $1.4 million compared to the same period last year. During the first six months of 2006, capital expenditures increased, partially offset by decreases in our net purchases of short-term investments when compared to the same period last year. Our capital expenditures were primarily related to investments in our customer-facing infrastructure and development costs related to new products and features as well as the purchase of office equipment and leasehold improvements at our new Yakima location.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2006 increased $0.8 million primarily due to costs paid related to the public sale of our common stock in 2005. Additionally, the tax benefit realized from the exercise of stock options is now classified as a financing cash flow, as required with our adoption of FAS 123R.

Share Repurchase

In July 2006, our Board of Directors authorized us to repurchase up to 2,000,000 shares of our common stock.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FAS 123R which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of 2006. We have elected to apply FAS 123R on a modified prospective method. Under this method, we apply the fair value method in 2006 and do not restate prior periods. Further, compensation expense for existing grants is recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. Stock-based compensation expense has increased substantially from what we have historically disclosed as pro forma compensation expense under the fair value method due to the increased number of option grants issued and the increase in the average option fair value. Also, FAS 123R requires us to change the classification of the tax savings resulting from tax deductions in excess of expense reflected in our financial statements from an operating cash flow to a financing cash flow, impacting our cash flows from operating activities.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the second fiscal quarter of 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

Online Companies Focused on Real Estate and Mortgage Lending. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate and mortgage industry. Such companies include Homes.com, Homestore and IAC/InterActiveCorp and its mortgage and real estate business, which includes LendingTree.com and RealEstate.com, all of which have established web sites and compete or may compete for real estate and mortgage professionals’ advertising expenditures. HomeStore, one of the largest Internet real estate sites, has recently entered into the lead generation business. In addition, the founder of Expedia.com has a company named Zillow, that is actively focusing on the residential real estate market.

In addition, consolidation driven by online service providers involved in the real estate and mortgage industry and Internet media companies could create more potent competitors. For instance, Classified Ventures acquired HomeGain, an online real estate lead generation company. Increased consolidation among online service providers in the residential real estate and mortgage industry could result in additional competitors that have significantly greater resources or greater brand recognition than we do, and that are able to provide a broader and more attractive suite of services to real estate and mortgage professionals than we can.

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

We have recently expanded our lead generation business into the residential mortgage services industry, in which we have only limited experience. As part of this expansion, we purchased The Loan Page, Inc., a small mortgage lead generator formerly located in San Francisco. In addition, we recently launched HomePages, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. These initiatives, and other acquisitions and initiatives we may pursue may not be successful or the anticipated benefits may take longer to realize than expected. Also, we have little or no experience in these areas which may result in errors in the conception, structure or implementation of a strategy to take advantage of available opportunities. We cannot assure you that any new products, acquisitions or other expansion efforts will be successful.

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

Our ability to retain customers will depend, in part, on our ability to generate leads from prospective home buyers, sellers and mortgage consumers in quantities demanded by our customers. In addition, our success will depend on our ability to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost effective basis. Our real estate customer contracts and many of our mortgage customer contracts require us to deliver a guaranteed minimum number of leads per month to each customer. We occasionally fail to deliver the number of leads we are required to deliver to a customer in a given month. For example, during the quarter ended June 30, 2006, we were unable to deliver approximately 4.6% of our total guaranteed lead obligations to customers. Our estimated obligation for underdelivered leads at June 30, 2006 was approximately $0.1 million. If we regularly fail to deliver the number of leads we are required to deliver to a customer, that customer will likely become dissatisfied with our services. In addition, if we do not maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customer may choose not to extend their contracts for our services.

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions or dissatisfaction with our services. For example, our real estate average monthly churn rate for the quarter ended June 30, 2006 was 7.4%, compared to 6.6% for the quarter ended March 31, 2006. We calculate “average monthly churn” by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter.

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

We have experienced rapid growth in our revenues, expenses and employee headcount. In addition to adding a number of senior individuals to our management team, our overall employee base has grown from 266 employees as of December 31, 2004 to 581 employees as of June 30, 2006. Further, we have recently opened a new facility in Yakima, Washington, which is our first location other than our corporate headquarters. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.

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

The amount of a homeowner’s monthly mortgage payment is significantly dependent on interest rate levels. Interest rates have risen from recent historical lows and many economists predict that interest rates will continue to rise in the near future. Increases in interest rates could make housing less affordable and negatively affect the housing and/or purchase money mortgage markets and could also lessen credit demand and negatively affect the mortgage refinancing market. These increases could reduce consumer interest in the services offered through our web sites. A decrease in demand for residential real estate or a decrease in housing affordability could result in a decrease in the number of active real estate and mortgage professionals and a decrease in the amount these individuals are willing to spend on services such as ours.

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

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold two registered trademarks and have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents but we have six pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark or patent applications, and any trademarks or patents we may be granted may be successfully challenged by others or invalidated. If our trademark or patent applications are not approved or if our trademarks or patents are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

Our services substantially depend on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our operations depend on our ability to maintain and protect our computer systems, located at our headquarters in Kirkland, Washington, our call center in Yakima, Washington and at a co-location facility operated by a third party in Kent, Washington. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could harm our business.

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

Through June 30, 2006, we have used approximately $21.4 million of the proceeds to purchase property and equipment and intangible assets. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 31, 2006. The following nominees were elected as directors for three year terms expiring in 2009, by the vote set forth below. There were no broker non-votes with respect to any of the nominees.

Nominee	For	Withheld
Robert D. Blank	23,408,166	230,762
Nicolas J. Hanauer	23,548,967	89,961

Continuing directors are Frank M. (“Pete”) Higgins and Mark S. Powell, whose terms expire in 2007 and Jon W. Gacek, Richard A. Mendenhall and Ian Morris, whose terms expire in 2008. As we disclosed in a Current Report on Form 8-K filed July 25, 2006, Mr. Blank resigned from our board of directors subsequent to the annual meeting.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of Jacqueline Davidson, Chief Financial Officer and Vice President of Finance of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc. and Jacqueline Davidson, Chief Financial Officer of HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

*	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson Authorized Officer and Principal Financial Officer August 2, 2006