Form 10-Q
period 2006-09-30
HouseValues, Inc.
filed 2006-11-03
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

As of October 20, 2006, there were outstanding 24,358,400 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

Item 1.	Condensed Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$23,985	$23,337	$76,722	$61,533
Expenses:
Sales and marketing (1)	17,303	11,556	49,948	30,582
Technology and product development (1)	3,389	1,823	10,421	4,958
General and administrative (1)	3,813	3,375	11,254	9,321
Depreciation and amortization of property and equipment (2)	1,559	506	3,689	1,262
Amortization of intangible assets	258	151	1,063	454

Total expenses	26,322	17,411	76,375	46,577

(Loss) Income from operations	(2,337)	5,926	347	14,956
Interest income, net	717	491	2,011	1,295

(Loss) Income before income tax (benefit) expense	(1,620)	6,417	2,358	16,251
Income tax (benefit) expense	(157)	2,086	157	5,282

Net (loss) income	$(1,463)	$4,331	$2,201	$10,969

Net (loss) income per share:
Basic	$(0.06)	$0.17	$0.09	$0.43

Diluted	$(0.06)	$0.16	$0.08	$0.40

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2006	2005	2006	2005
Sales and marketing	$218	$57	$798	$185
Technology and product development	176	42	578	121
General and administrative	562	175	1,728	523

	$956	$274	$3,104	$829

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2006	2005	2006	2005
Technology and product development	$1,034	$199	$2,154	$430
General and administrative	525	307	1,535	832

	$1,559	$506	$3,689	$1,262

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$50,334	$59,234
Short-term investments	28,575	25,640
Accounts receivable, net of allowance of $177 and $242	474	577
Prepaid expenses and other assets	1,541	1,700
Deferred income taxes	1,567	258
Prepaid income taxes	1,278	997
Other current assets	96	579

Total current assets	83,865	88,985
Property and equipment, net of accumulated depreciation of $7,376 and $3,689	12,461	11,118
Goodwill	6,815	6,227
Intangible assets, net of accumulated amortization of $3,066 and $2,003	3,799	4,853
Other noncurrent assets	408	408

Total assets	$107,348	$111,591

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,308	$1,030
Accrued compensation and benefits	3,574	4,236
Accrued expenses and other current liabilities	5,087	6,529
Deferred rent, current portion	289	289
Deferred revenue	1,554	1,694

Total current liabilities	11,812	13,778
Deferred income taxes	969	726
Deferred rent, less current portion	1,180	1,423
Note payable	1,709	1,600

Total liabilities	15,670	17,527
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,611,795 and 25,783,980 shares at September 30, 2006 and December 31, 2005	63,901	71,385
Deferred stock-based compensation	—	(2,897)
Retained earnings	27,777	25,576

Total shareholders’ equity	91,678	94,064

Total liabilities and shareholders’ equity	$107,348	$111,591

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,201	$10,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,689	1,262
Amortization of intangible assets	1,063	454
Stock-based compensation	3,104	829
Deferred income tax benefit	(1,066)	(412)
Tax benefit from exercises of stock options	—	1,736
Changes in certain assets and liabilities
Accounts receivable	103	(209)
Prepaid expenses and other assets	287	(129)
Prepaid income taxes	(188)	—
Other current assets	483	1,521
Accounts payable	118	(197)
Accrued compensation and benefits	(662)	1,318
Accrued expenses and other current liabilities	1,282	2,116
Deferred rent	(243)	107
Deferred revenue	(140)	441
Income taxes payable and other	109	39

Net cash provided by operating activities	10,140	19,845

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(12,799)
Sales of short-term investments	2,065	4,300
Purchases of property and equipment	(7,235)	(4,984)
Additions to goodwill and intangible assets	(1,335)	(1,155)

Net cash used in investing activities	(11,505)	(14,638)

Cash flows from financing activities:
Purchase and retirement of common stock	(9,107)	—
Proceeds from exercises of stock options and warrants	1,070	848
Tax benefit from exercises of stock options	502	—
Issuance costs related to the sale of common stock	—	(614)

Net cash (used in) provided by financing activities	(7,535)	234

Net (decrease) increase in cash and cash equivalents	(8,900)	5,441
Cash and cash equivalents at beginning of period	59,234	57,562

Cash and cash equivalents at end of period	$50,334	$63,003

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues Inc. provides consumers and real estate professionals with the information and tools they need for success throughout the home buying and selling process. The company’s flagship consumer products include HomePages.com™, a lifestyle and neighborhood-centric home buying and selling service; TheLoanPage.com, a service that provides current and prospective home owners with competitive mortgage and refinance quotes from leading lenders; HouseValues.com®, a service that provides home sellers with market valuations of their current home; and JustListed.com™, a service that alerts home buyers as soon as new homes hit the market that meet their criteria.

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2005 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for a full year.

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

Stock-based compensation recognized during the current year periods is based on the value of the portion of our stock-based awards earned over that service period, adjusted for expected forfeitures. Stock-based compensation recognized in our 2006 financial statements includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and additional stock-based awards granted subsequent to December 31, 2005.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We will implement this Interpretation in the first quarter of 2007. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

Note 2: Acquisitions

The Loan Page

In October 2005 we acquired the outstanding stock of The Loan Page, Inc. The Loan Page generates and markets mortgage leads primarily to mortgage lenders, including some of the nation’s largest banking and lending institutions. The company was purchased for approximately $5,247 in cash, assumption of a note payable valued at $1,590, as well as its remaining liabilities. We also incurred $147 in transaction costs.

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

$5,394

The Loan Page’s results of operations have been included in our consolidated statements of income since November 2005, following completion of the acquisition. The following unaudited pro forma information presents a summary of our results of operations assuming The Loan Page acquisition occurred at the beginning of 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Revenues	$24,424	$65,186
Net income	$3,689	$9,441
Net income per share — basic	$0.14	$0.37
Net income per share — diluted	$0.13	$0.34

Soar Solutions

In June 2003, we acquired the stock of Soar Solutions, Inc., a real-estate services company, in exchange for $1,510 in cash, 200,000 shares of unvested restricted common stock and an earn-out arrangement equal to 5% of specified customer receipts through March 2006. As of September 30, 2006, additional amounts of approximately $3,532 were paid under the earn-out arrangement. As contingent consideration was earned, the amounts increased the vendor agreements asset to its fair value and excess amounts were recorded as goodwill.

Note 3: Earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share uses the weighted average common shares outstanding plus dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Calculation of basic earnings per share:
Net (loss) income	$(1,463)	$4,331	$2,201	$10,969

Weighted average common shares outstanding	25,404	25,574	25,713	25,291
Dilutive effect of stock options	—	2,198	1,368	2,152

Diluted Shares	25,404	27,772	27,081	27,443

Basic (loss) earnings per share	$(0.06)	$0.17	$0.09	$0.43

Diluted (loss) earnings per share	$(0.06)	$0.16	$0.08	$0.40

Antidilutive stock options	1,801	98	1,858	350

Note 4: Purchase and retirement of common stock

In July 2006, our Board of Directors authorized us to purchase and retire up to 2,000 shares of our common stock. During the quarter ended September 30, 2006, we purchased 1,661 shares for $9,374. On October 27, 2006, we completed our authorized purchase of 2,000 shares for a total of $11,441. The shares were purchased at an average price of $5.72 and represent approximately 7.7% of the shares outstanding at June 30, 2006.

Note 5: Income Taxes

Tax expense for the year-to-date period ended September 30, 2006 was $157, or approximately 7% of pre-tax income, while we recognized a tax benefit of $157 for the quarter. We have used the tax provision for the nine months ended September 30, 2006 because we are unable to provide a reliable estimated annual effective tax rate due to the sensitivity of the calculation at our current estimates of lower operating earnings relative to our tax-exempt interest income. Our effective rate was 33% for the quarter and year-to-date periods ended September 30, 2005.

Note 6: Product line revenues

The following table provides detail of our revenue by product line.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Real estate product revenues	$21,135	$20,967	$66,763	$57,282
Mortgage product revenues	2,850	2,370	9,959	4,251

Total revenue	$23,985	$23,337	$76,722	$61,533

Note 7: Stock-based compensation plans

Effective January 1, 2006, we adopted FAS 123R, which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and expensed over the requisite service period. For prior periods, we applied the intrinsic value method and have not restated prior periods, as permitted by FAS 123R.

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

The value of each employee option granted during the three and nine month periods ended September 30, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected life (in years)	3.0	3.0	3.0	3.1
Weighted average expected volatility	90%	90%	90%	91%
Weighted average risk-free interest rate	4.82%	4.02%	4.72%	4.02%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$3.67	$8.16	$6.56	$8.32

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based awards under FAS 123R for the three and nine month periods ended September 30, 2006:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Total cost of share-based payment plans	$970	$3,215
Amounts capitalized in internally developed software	(14)	(111)

Amounts charged against income, before income tax benefit	$956	$3,104

Amount of related income tax benefit recognized in income	$59	$196
Amounts recognized in income for amounts previously capitalized in fixed assets	$7	$12

As of September 30, 2006, we had $9,750 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.42 years.

The following table presents the impact of our adoption of FAS 123R on selected line items from our consolidated financial statements for the three and nine month periods ended September 30, 2006:

	As reported following FAS 123R		If reported following APB 25
	Three months ended September 30, 2006	Nine months ended September 30, 2006	Three months ended September 30, 2006	Nine months ended September 30, 2006
Condensed consolidated statement of operations:
Income (loss) before income tax expense or benefit	$(1,620)	$2,358	$(941)	$4,662
Net (loss) income	$(1,463)	$2,201	$(827)	$4,355
Net (loss) income per share
Basic	$(0.06)	$0.09	$(0.03)	$0.17
Diluted	$(0.06)	$0.08	$(0.03)	$0.16
Condensed consolidated statement of cash flows:
Net cash provided by operating activities		$10,140		$10,642
Net cash used in financing activities		$7,535		$8,037

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,102,102	$6.93	$4.64
Options granted	341,200	11.04	6.58
Options exercised	(488,315)	2.19	0.76
Options forfeited	(656,961)	12.15	7.37
Options expired	(10,840)	13.14	9.91

Outstanding at September 30, 2006	3,287,186	$7.00	$4.86	7.8 years	$6,465

Exercisable at September 30, 2006	1,668,062	$4.60	$3.13	7.0 years	$4,711

As of September 30, 2006, we have reserved an additional 2.0 million shares for future issuance under our stock option plans. We issue new shares for option exercises.

The aggregate intrinsic value of options outstanding at September 30, 2006 and 2005 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total fair value of options that vested and were forfeited are included in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Intrinsic value of options exercised	$778	$1,998	$2,629	$8,794
Fair value of options vested	$1,745	$624	$3,474	$1,368
Fair value of options forfeited	$2,827	$601	$4,842	$1,536

A summary of the changes in our non-vested options during the three and nine month periods ended September 30, 2006 is presented below:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Option Activity	Weighted Average Grant Date Fair Value	Option Activity	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	2,132,099	$7.03	2,644,859	$6.35
Options granted	86,800	3.67	341,200	6.58
Options canceled	(341,643)	8.27	(656,961)	7.37
Options vested	(258,132)	6.73	(709,974)	4.88

Non-vested at end of period	1,619,124	$6.63	1,619,124	$6.63

Pro Forma Information under FAS 123 and APB 25

Prior to 2006, we used the intrinsic value method to determine our stock-based compensation. If we had used the fair value method to determine stock-based compensation, our 2005 net income and earnings per share would have been changed to the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net (loss) income, as reported	$(1,463)	$4,331	$2,201	$10,969
Add: stock-based compensation included in net income, net of tax	897	194	2,908	590
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(897)	(497)	(2,908)	(1,186)

Net income (pro forma for 2005)	$(1,463)	$4,028	$2,201	$10,373

Basic net income per share:
As reported	$(0.06)	$0.17	$0.09	$0.43
Pro forma (for 2005)		$0.16		$0.41
Diluted net income loss per share:
As reported	$(0.06)	$0.16	$0.08	$0.40
Pro forma (for 2005)		$0.15		$0.38

Note 8: B&O Tax Audit Settlement

We were under audit by the Washington State Department of Revenue and had received preliminary assessments asserting that substantially all of our revenues should be subject to the Washington state business and occupation tax. Through September 2005, we had accrued $2,468 for the estimated cost of the assessment, which was our best estimate of our ultimate liability based on the preliminary assessment and subsequent negotiations with the Department of Revenue. In December 2005, we reached an agreement with the state to settle the audit for the period from January 2001 through September 2005 for a total of $675. As a result, we reduced our accrual to the settlement amount and recorded $1,793 as a reduction of general and administrative expenses in the fourth quarter of 2005. This settlement was paid in the first quarter of 2006.

Note 9: Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2006	2005
Cash paid during the period for income taxes, net of refunds received	$909	$3,918
Noncash investing and financing activities:
Accrued earn-out payments in connection with acquisitions	$—	$589
Accrued invoices for property and equipment	$133	$438
Accrued invoices for the purchase and retirement of common stock	$267	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could affect the Company’s actual results include, but are not limited to, those discussed below in Item 1A of Part II under the heading “Risk Factors” as well as those described in our Annual Report for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 10, 2006, our Quarterly Reports on Forms 10-Q for 2006 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements are made as of the date of this report and the Company assumes no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Revenue for the third quarter of 2006 was $24.0 million, an increase of 3% compared to the third quarter of 2005 and a decline of 7% compared to the second quarter of 2006. We experienced a net loss of $1.5 million for the quarter, compared to net income of $4.3 million for the third quarter of 2005 and net income of $1.9 million in the second quarter of 2006. Revenues have declined for the past two quarters. While our customer base has increased modestly, we have seen declines in average revenue per customer due to lower average pricing in certain areas where transaction volumes have slowed significantly relative to 2005 as well as deeper penetration into historically underpenetrated markets where pricing tends to be lower. Further, our quarterly operating expenses have increased due in part to our continued commitment to invest in the long-term growth of our business. Additionally, the change in market conditions has resulted in an increase in our media costs to generate consumer leads for our customers.

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

HomePages: In October of 2005, we announced the launch of HomePages, an Internet web site that aids consumers in the home buying and selling process by combining nationwide home listings, high resolution aerial photos, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. The site features homes for sale and displays detailed information on the nearby schools, parks, shops and local services. HomePages also provides home owners with information on recently sold homes in their neighborhood as well as the ability to get a local expert’s estimate of their home’s value. Additionally, we are deploying HomePages as the consumer engagement platform for potential new products currently in development.

We offer a web site built on the HomePages platform at no cost to all existing real estate agent customers. We generate revenue by selling online marketing subscriptions, Showcase, to real estate professionals which allow them to feature selected listings on their site. We began generating revenue from this product in January 2006.

Mortgage Service Offerings: During the second quarter of 2005, we announced a new marketing service for mortgage professionals, JustListed Connect, which includes exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. We generate revenue from this service offering by charging mortgage customers a monthly fixed fee.

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

For the nine months ended September 30, 2006, revenue from our mortgage products represents 13% of our revenues compared to 7% in 2005.

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

Results of Operations

In our management’s discussion and analysis we compare the third quarter and year-to-date periods in 2006 to the same periods in 2005. With our adoption of FAS 123R, “Share-Based Payments” in the first quarter of 2006, we believe it is important to provide transparency into the changes in our financial presentation. As a result, we have provided breakdowns of the stock-based compensation included in sales and marketing, technology and product development and general and administrative expenses in the related discussions.

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Real Estate Revenues	$21,135	$20,967	$66,763	$57,282
Mortgage Revenues	2,850	2,370	9,959	4,251

Revenues	$23,985	$23,337	$76,722	$61,533

Revenues for the third quarter of 2006 increased 3% over the same quarter in 2005 and 25% for the year-to-date period as compared to 2005 due to the growth of our real estate business and the 2005 launch of our mortgage business. Our real estate revenues increased 17% and 1% year over year and quarter over quarter due to the growth of our JustListed and HouseValues products and the 2006 addition of our HomePages service. Over the past year average core real estate customer count increased 13% while our average real estate revenue per customer decreased 10% when compared with the same period in 2005. Average monthly revenue per real estate customer for the third quarter of 2006 decreased due to the addition of customers in underpenetrated markets, typically lower priced markets coupled with adjustments to realign pricing with demand in markets where transaction volumes have slowed relative to a year ago.

Revenue in the third quarter of 2006 decreased 7% from the second quarter of 2006. Real estate revenues decreased 6% while mortgage revenues declined by 18%. We experienced a 7% decrease in average real estate revenue per customer partially offset by a 1% increase in average real estate core customers for the period. As mentioned above, average real estate revenue per customer decreased due to reduced pricing in response to softening demand in many markets and the addition of customers in under-penetrated markets that tend to be lower priced. More information about the sequential change in real estate revenue and customers is included in the “Key Operational Metrics – Real Estate Products” section of Management’s Discussion and Analysis. The decline we saw in mortgage revenues also primarily related to slowing market conditions. While we achieved modest revenue growth in our semi-exclusive lead products, that was offset by the continued decline in revenue from our exclusive lead product.

Given current market conditions, we expect revenue to trend down in the fourth quarter of 2006.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales and marketing expense before stock-based compensation	$17,085	$11,499	$49,150	$30,397
Stock-based compensation	218	57	798	185

Total sales and marketing expense	$17,303	$11,556	$49,948	$30,582

As a percentage of revenue:
Sales and marketing expense before stock-based compensation	71%	50%	64%	50%
Stock-based compensation	1%	—	1%	—

Total sales and marketing expense	72%	50%	65%	50%

Sales and marketing expense increased in total and as a percentage of revenue for the quarter and year-to-date periods ended September 30, 2006 when compared to the same periods last year. While revenue declined, lead generation costs increased due to increased lead obligations and a higher cost of leads than we have experienced in recent history. Additionally our sales headcount increased, a portion of which related to our investment in new business initiatives and the ramp up of our Yakima facility. Sales and marketing expenses related to HomePages and The Loan Page exceeded their revenue contribution in 2006, reflecting new advertising to expand consumer awareness and the hiring of personnel to drive these business initiatives.

Third quarter 2006 sales and marketing expenses increased $0.9 million over the second quarter of 2006 primarily due to increased payroll expenses and increased cost of leads. Payroll expenses increased as a result of increased headcount and lead generation costs increased reflecting lower consumer response and higher cost of leads.

We expect sales and marketing costs to remain relatively consistent for the rest of 2006 but to increase slightly as a percentage of revenue.

Technology and Product Development

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Technology and product development expense before stock-based compensation	$3,213	$1,781	$9,843	$4,837
Stock-based compensation	176	42	578	121

Total technology and product development expense	$3,389	$1,823	$10,421	$4,958

As a percentage of revenue:
Technology and product development expense before stock-based compensation	13%	8%	13%	8%
Stock-based compensation	1%	—	1%	—

Total technology and product development expense	14%	8%	14%	8%

Technology and product development expense increased significantly in absolute dollars and as a percentage of revenue for the quarter and year-to-date periods ended September 30, 2006 as compared to the same periods in 2005, primarily due to payroll and related expenses, including stock-based compensation and contractor expense. Headcount increased 24% as we continued to invest in new product planning and to maintain and improve our existing services, features and infrastructure for our larger customer base.

For the remainder of 2006, we expect product development expenses to stabilize in total dollars but to increase as a percentage of our revenue base. As we implement significant service upgrades and develop new service offerings, costs associated with these activities may be capitalized as internally developed software and web site development costs in accordance with the accounting guidance in AICPA Statement of Position 98-1 and FASB Emerging Issues Task Force Issue No. 00-2.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
General and administrative expense before stock-based compensation	$3,251	$3,200	$9,526	$8,798
Stock-based compensation	562	175	1,728	523

Total general and administrative expense	$3,813	$3,375	$11,254	$9,321

As a percentage of revenue:
General and administrative expense before stock-based compensation	14%	13%	13%	14%
Stock-based compensation	2%	1%	2%	1%

Total general and administrative expense	16%	14%	15%	15%

General and administrative expenses increased for the quarter and year-to-date periods ended September 30, 2006 when compared to the same periods last year, primarily due to increased salaries and related expenses (including stock-based compensation and severance) for additional staffing to support the growth in the business, as well as our operations as a public company and increased rent and facilities costs, primarily due to the opening of our Yakima location. Additionally on a year-to-date basis we saw increased credit card fees directly related to the increase in our revenues.

These increases were partially offset by decreases to our state and local tax expense. In December 2005, we reached an agreement with the Washington State Department of Revenue to settle a business and occupation tax audit covering the period from January 2001 through September 2005 for a total of $0.7 million. Through September 2005, we had accrued $2.5 million for the estimated cost of the assessment, which was our best estimate of our ultimate liability based on the preliminary assessment and subsequent negotiations with the Department of Revenue. As a result, in the fourth quarter of 2005, we reduced our accrual to the settlement amount and recorded $1.8 million as a reduction of general and administrative expenses. Additionally we have adjusted our expense rate in 2006.

For the fourth quarter of 2006, we expect general and administrative expenses to remain consistent with current levels and to increase slightly as a percentage of revenue.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on capitalized software development and on workstations and equipment purchased to accommodate our increased headcount. Additionally, in the third quarter of 2006 we recognized $0.3 million of accelerated depreciation on approximately $1.0 million of unamortized technology investment in HomePages, that is expected to be retired upon launch of the next major release of the product in early 2007. We plan to recognize the remaining depreciation on this asset through approximately the fourth quarter of 2006.

Because of the additions already made to our capital assets during 2005 and 2006, our future planned additions and the accelerated depreciation being recognized, we expect depreciation expense to increase in absolute dollar amounts and as a percentage of revenue through the fourth quarter of 2006.

Amortization of Intangible Assets

Amortization of intangible assets increased for the quarter and year-to-date periods ended September 30, 2006, when compared to the same periods in 2005. The increase in amortization expense resulted primarily from additions to our intangible assets obtained as part of The Loan Page acquisition in the fourth quarter of 2005.

Interest Income

Interest income increased for the year-to-date period ended September 30, 2006, when compared to the same period in 2005 due to larger average cash and investment balances in 2006 and as well as increased rates of return on investments. Interest income also increased for the third quarter of 2006 compared to the same period in 2005 primarily due to increased rates of return on investments. Overall cash and investment balances declined in the third quarter of 2006 as we purchased and retired 1.7 million shares of our common stock for $9.4 million, offsetting cash generated from operations. At September 30, 2006, we held $78.9 million in cash, cash equivalents and short-term investments, compared to $88.8 million at September 30, 2005.

Income Taxes

Tax expense for the year-to-date period ended September 30, 2006 was $157, or approximately 7% of pre-tax income, while we recognized a tax benefit of $157 for the quarter. We have used the tax provision for the nine months ended September 30, 2006 because we are unable to provide a reliable estimated annual effective tax rate due to the sensitivity of the calculation at our current estimates of lower operating earnings relative to our tax-exempt interest income. Our effective rate was 33% for the quarter and year-to-date periods ended September 30, 2005.

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

Quarterly Consolidated Statements of Income and Operational Data

The following tables present the unaudited consolidated statements of income data for the seven quarters ended September 30, 2006 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2005 Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006
Consolidated Statements of Operations Data (in thousands):
Revenues	$17,619	$20,577	$23,337	$25,177	$26,871	$25,866	$23,985
Expenses:
Sales and marketing	8,688	10,338	11,556	13,669	16,258	16,387	17,303
Technology and product development	1,396	1,739	1,823	2,692	3,611	3,421	3,389
General and administrative	2,839	3,107	3,375	2,465	3,767	3,674	3,813
Depreciation and amortization of property and equipment	354	402	506	629	1,014	1,116	1,559
Amortization of intangible assets	152	151	151	322	401	404	258

Total expenses	13,429	15,737	17,411	19,777	25,051	25,002	26,322

Income (loss) from operations	4,190	4,840	5,926	5,400	1,820	864	(2,337)
Interest income	318	486	491	579	604	690	717

Income (loss) before income tax expense (benefit)	4,508	5,326	6,417	5,979	2,424	1,554	(1,620)
Income tax expense (benefit)	1,578	1,618	2,086	1,965	654	(340)	(157)

Net income (loss)	$2,930	$3,708	$4,331	$4,014	$1,770	$1,894	$(1,463)

Consolidated Statements of Operations Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	49	50	49	54	61	63	72
Technology and product development	8	8	8	11	13	14	14
General and administrative	16	15	14	10	14	14	16
Depreciation and amortization of property and equipment	2	2	2	2	4	4	7
Amortization of intangible assets	1	1	1	1	1	2	1

Total expenses	76	76	74	78	93	97	110

Income (loss) from operations	24	24	26	22	7	3	(10)
Interest income	2	2	2	2	2	3	3

Income (loss) before income tax expense (benefit)	26	26	28	24	9	6	(7)
Income tax expense (benefit)	9	8	9	8	2	(1)	(1)

Net income (loss)	17%	18%	19%	16%	7%	7%	(6%)

Key Operational Metrics – Real Estate Products

The following table presents operational data related to our real estate products for the seven quarters ended September 30, 2006:

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006
Operational Data:
Components of revenue (in thousands):
Real estate core revenue (1)	$16,410	$18,375	$20,267	$21,230	$22,748	$21,993	$20,620
Other real estate revenue (2)	760	770	700	592	488	400	515

Net real estate revenue	$17,170	$19,145	$20,967	$21,822	$23,236	$22,393	$21,135
Core real estate customers, end of period	12,834	13,419	14,968	14,971	15,825	15,993	16,184
Average monthly real estate customer churn rate (3)	6.2%	6.5%	6.3%	7.0%	6.6%	7.4%	7.6%
Average core real estate customers in the quarter (4)	11,931	13,127	14,194	14,970	15,398	15,909	16,089
Average monthly revenue per core real estate customer (5)	$458	$467	$476	$473	$492	$461	$427

(1)	Real estate core revenue consists of revenue for our primary real estate service offerings, HouseValues, JustListed, and HomePages. The customers from these primary service offerings are referred to as “core real estate customers.”

(2)	Other real estate revenue consists of revenue related to SOAR services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.

(3)	Average monthly customer churn is calculated by dividing the number of core customers who canceled during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core customers are customers from whom we collect fees for our core revenues. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.

(4)	Average core real estate customers in the quarter are calculated as the average of real estate customers at the beginning and at the end of the quarter.

(5)	Average revenue per core real estate customer is calculated as core real estate revenue for the quarter divided by the average number of core real estate customers in the quarter.

Our core real estate customer count increased by 191 customers during the third quarter of 2006, compared to a net increase of 168 customers in the second quarter of 2006. Ending core real estate customers increased 8% in the third quarter of 2006 compared to the third quarter of 2005.

Average monthly churn for our real estate business was 7.6% for the third quarter of 2006, up from 7.4% in the second quarter of 2006. Monthly churn of 7.6% equates to 92.4% monthly retention which represents a 39% annualized retention rate. We had a higher level of customer additions in the first and third quarters of 2005. Many are now in months twelve through fourteen of the customer life cycle, a time in which we typically see higher than average monthly churn. We expect to continue to experience fluctuations in our churn rate from quarter to quarter.

Average monthly revenue per real estate customer for the third quarter of 2006 decreased 7% compared to the second quarter of 2006 due to the addition of customers in underpenetrated markets, typically lower priced markets coupled with adjustments to realign pricing with demand in markets where transaction volumes have slowed relative to a year ago. Average revenue per customer will fluctuate from quarter to quarter, however we expect it may decline over the upcoming quarters as we incorporate lower priced markets into our customer base or see increased pricing pressure in areas where transaction volumes have slowed significantly. Potentially offsetting this trend are sales of additional services we plan to introduce.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Nine months Ended September 30,
	2006	2005
	(dollars in thousands)
Cash provided by operating activities	$10,140	$19,845
Cash used in investing activities	$(11,505)	$(14,638)
Cash provided by (used in) financing activities	$(7,535)	$234

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

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for non-cash items and the effect of changes in working capital. Net cash provided by operating activities for the nine months ended September 30, 2006 declined from the same period in 2005 primarily because of the decrease in net income. Increases in non-cash items, depreciation, amortization, and stock-based compensation, were largely offset by changes in working capital accounts. Additionally, the tax benefit realized from the exercise of stock options was classified as an operating cash flow in 2005. In 2006, that tax benefit is classified as a financing cash flow as required with our adoption of FAS 123R.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2006 decreased by $3.1 million compared to the same period last year. During the first nine months of 2006, decreases in our net purchases of short-term investments were partially offset by increases in our capital expenditures when compared to the same period last year. Our capital expenditures were primarily related to investments in our customer-facing infrastructure and development costs related to new products and features as well as the purchase of office equipment and leasehold improvements at our new Yakima location.

Financing Activities

Cash used by financing activities for the nine months ended September 30, 2006 increased $7.8 million primarily due to the purchase and retirement of 1.7 million shares of our common stock during the third quarter of 2006. This was partially offset by the proceeds from exercises of stock options and warrants, and by the tax benefit realized from the exercise of stock options, which is now classified as a financing cash flow as required with our adoption of FAS 123R.

Purchase and Retirement of Common Stock

In July 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2.0 million shares of our common stock. During the quarter ended September 30, 2006, we purchased 1.7 million shares for $9.4 million. On October 27, 2006, we completed our authorized purchase of 2.0 million shares for a total of $11.4 million. The shares were purchased at an average price of $5.72 and represent approximately 7.7% of the shares outstanding at June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 21, 2006 - July 31, 2006	118,200	$5.43	118,200	1,881,800
August 1, 2006 - August 31, 2006	1,187,900	$5.59	1,187,900	693,900
September 1, 2006 - September 30, 2006	354,400	$5.89	354,400	339,500
October 1, 2006 - October 27, 2006	339,500	$6.09	339,500	—

Total	2,000,000	$5.72	2,000,000	—

On October 27, 2006, our Board of Directors authorized a second share repurchase program to purchase and retire an additional 2.0 million shares of our common stock.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We will implement this Interpretation in the first quarter of 2007. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the third fiscal quarter of 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

We have recently expanded our lead generation business into the residential mortgage services industry, in which we have only limited experience. As part of this expansion, in October 2005, we purchased The Loan Page, Inc., a small mortgage lead generator formerly located in San Francisco. In addition, in October 2005, we launched HomePages, an Internet web site that combines aerial maps, in-depth neighborhood information, and nationwide home listings in one integrated web site. These initiatives, and other acquisitions and initiatives we may pursue may not be successful or the anticipated benefits may take longer to realize than expected. Also, we have little or no experience in these areas which may result in errors in the conception, structure or implementation of a strategy to take advantage of available opportunities. We cannot assure you that any new products, acquisitions or other expansion efforts will be successful.

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

Our ability to retain customers will depend, in part, on our ability to generate leads from prospective home buyers, sellers and mortgage consumers in quantities demanded by our customers. In addition, our success will depend on our ability to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost-effective basis. Our real estate customer contracts and many of our mortgage customer contracts require us to deliver a guaranteed minimum number of leads per month to each customer. We occasionally fail to deliver the number of leads we are required to deliver to a customer in a given month. For example, during the quarter ended September 30, 2006, we were unable to deliver approximately 5.4% of our total guaranteed lead obligations to customers. Our estimated obligation for underdelivered leads at September 30, 2006 was approximately $0.2 million. If we regularly fail to deliver the number of leads we are required to deliver to a customer, that customer will likely become dissatisfied with our services. In addition, if we do not maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customer may choose not to extend their contracts for our services.

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions or dissatisfaction with our services. For example, our real estate average monthly churn rate for the quarter ended September 30, 2006 was 7.6%, compared to 7.4% for the quarter ended June 30, 2006. We calculate “average monthly churn” by dividing the number of core customers who cancel during the quarter by the average core customers in the quarter, divided by the number of months in the quarter.

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

We have experienced rapid growth in our revenues, expenses and employee headcount. In addition to adding a number of senior individuals to our management team, our overall employee base has grown from 266 employees as of December 31, 2004 to 590 employees as of September 30, 2006. Further, in January 2006, we opened a new facility in Yakima, Washington, which is our first location other than our corporate headquarters. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. If we are unable to manage growth effectively, our business could be harmed.

Acquisitions we may undertake may be unsuccessful and may divert our management’s attention and consume significant resources.

We may selectively acquire other businesses, product lines or technologies. For example, in October 2005, we acquired The Loan Page, Inc., a mortgage lead generation company. The successful execution of an acquisition strategy will depend on our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. Acquisitions, including the acquisition of The Loan Page, Inc., involve numerous risks, including the following: difficulties in integrating the operations, technologies, and products of the acquired companies; diversion of management’s attention from normal daily operations of the business; inability to maintain the key business relationships and the reputations of acquired businesses; entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions; dependence on unfamiliar affiliates and partners; insufficient revenues to offset increased expenses associated with acquisitions; reduction or replacement of the sales of existing services by sales of products or services from acquired lines of business; responsibility for the liabilities of acquired businesses; inability to maintain our internal standards, controls, procedures and policies; and potential loss of key employees of the acquired companies.

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

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold six registered trademarks and have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents but we have five pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark or patent applications, and any trademarks or patents we may be granted may be successfully challenged by others or invalidated. If our trademark or patent applications are not approved or if our trademarks or patents are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

Through September 30, 2006, we have used approximately $23.0 million of the proceeds to purchase property and equipment and intangible assets. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Information required by this Item is contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Share Repurchase” within Part I of this Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of Jacqueline Davidson, Chief Financial Officer of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of Ian Morris, Chief Executive Officer of HouseValues, Inc. and Jacqueline Davidson, Chief Financial Officer of HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson
Authorized Officer and Principal Financial Officer
November 3, 2006