Form 10-K
period 2006-12-31
HouseValues, Inc.
filed 2007-03-05
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

425-952-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered
Common Stock, $.001 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2006 as reported on The Nasdaq Stock Market, was approximately $109,602,000.

As of February 21, 2007, there were outstanding 24,431,029 shares of the registrant’s common stock which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of HouseValues, Inc.’s proxy statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

Our Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. Our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These risks and other important factors are discussed under the heading “Risk Factors” in Item 1A below.

Company Background and Overview

HouseValues provides a comprehensive set of marketing and business management tools designed to help real estate professionals increase their productivity and income. We operate a leading network of real estate web sites that provide consumers with free access to the information and services that they seek throughout the home buying and selling process, and our system introduces these consumers to real estate professionals with the specialized local expertise to service their needs. We make money by providing our customers — local real estate agents — with the leads, tools, and training that enable them to deliver great service to home buyers and sellers.

In 2005, we launched and acquired new products targeted at mortgage professionals whom we believe have underlying business synergies with our real estate customers. Since then, the continued deterioration of mortgage industry fundamentals and strong competition made this business especially challenging for new market entrants like HouseValues. As a result, we chose to eliminate operations that sold directly to mortgage professionals as well as discontinue one of our primary mortgage products. We no longer offer the semi-exclusive leads product that was part of The Loan Page acquisition in late 2005. We continue to be primarily focused on serving real estate agents. During 2006 we had developed our business and organization into two separate segments based on our real estate and mortgage customers. Historical financial segment information is presented in the notes to our financial statements included in this report.

HouseValues was incorporated in the State of Washington on May 28, 1999. After operating as a privately-held business for several years, we completed our initial public offering in December 2004.

Services for Consumers — Prospective Home Buyers and Sellers

We operate a network of real estate web sites that provide millions of consumers with free access to the information and services that they seek throughout the home buying and selling process.

•

HouseValues® provides prospective home sellers with a free estimate of their home’s current market value and suggested listing price prepared by a local real estate professional that knows the current market conditions and specializes in the seller’s community. HouseValues was launched in 1999.

•

JustListed® alerts prospective home buyers via email to new home listings that match their specific criteria. This information is delivered by a local real estate professional that has access to the listings and specializes in that community. JustListed was launched in 2004.

•

HomePages™ delivers free services to consumers in the home buying and selling process by combining home listings, high resolution aerial photos, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. The site features homes for sale and displays detailed information on nearby schools, parks, shops and local services. HomePages also provides home owners with information on recently sold homes in their neighborhood as well as the ability to get home value estimates from local experts.

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

Services for Our Customers — Real Estate Agents

We provide the majority of our real estate customers with a bundle of services that includes:

•	Leads generated from our network of real estate web sites in the specific local communities where our customers work.

•

CRM Tools and Content designed to help our customers build relationships with prospective home buyers and sellers over the Internet. Market Leader® is an online prospect management system that helps our customers manage and cultivate leads. By automating many of the repetitive tasks that are required to follow up and communicate with potential clients, Market Leader allows customers to focus on transacting their current business while efficiently marketing their services to potential clients to maintain a pipeline of future business opportunities. In addition to the content and activity management features provided by many CRM tools, Market Leader also includes proprietary real estate content and consumer email campaigns. By directing Market Leader’s content and campaigns to their consumer prospects, our customers position themselves as highly-engaged, technically-savvy neighborhood experts.

•

Community and Training Services that enable our customers to share and learn best practices to help them close more business with Internet consumers. Our customers are invited to participate in company-hosted in-market training seminars, and have access to group coaching calls and peer-to-peer “best practices” training conference calls.

We generally provide this bundle of services for a monthly fixed fee pursuant to contracts, most of which have an initial term of one year, continuing on a month-to-month basis until terminated.

We believe that successful real estate professionals typically have systems and processes in place to capture and develop leads, or prospects, to maintain and expand their businesses. In addition, we believe that the value of the leads generated for our customers through our network of web sites is enhanced when combined with our integrated offering that helps our customers convert these leads into closed transactions.

We continuously monitor, improve and refine our service offering, based on quantitative and qualitative feedback from our agent customers.

Sales and Marketing

We use a variety of marketing methods to build awareness of our agent-focused product offerings and to attract new customers to our services. These methods include primarily direct marketing, advertising, and public relations efforts, as well as customer referral programs, seminars and trade shows. We reach new customers primarily through telesales employees at our Kirkland and Yakima facilities. Sales staff comprises the majority of our sales and marketing employees.

Competition

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; and reputation, reliability and trust. We believe that we effectively compete in these areas.

We also believe that the size and geographic breadth of our customer base creates efficiencies in consumer lead generation and distribution that may not be available to competitors that lack our scale and nationwide distribution. Finally, we believe that success in our business requires a competency in small business sales and service that we have developed. We believe the challenges we encountered building our customer base while expanding to nationwide presence will be encountered by other entrants as they seek to establish and grow competitive offerings.

Our current competitors include:

Traditional Sellers of Advertising to Real Estate Professionals. We compete with traditional sellers of advertising, including local and regional newspapers, local magazines, and “rack” publications advertising homes for sale, for a share of the marketing dollars that residential real estate agents spend to attract prospective home buyers and sellers.

Internet Media Companies. We compete with large Internet media companies, such as AOL, Google, MSN, and Yahoo! for residential real estate professionals’ marketing dollars.

Online Companies Focused on Residential Real Estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include Homes.com and Trader Publishing, Classified Ventures and HomeGain, RealEstateABC of InternetBrands, Reply.com, Zillow, Realtor.com, HomeStore and Move.com and IAC/InterActiveCorp, which includes Domania.com, ServiceMagic and RealEstate.com, all of which have established web sites and compete or may compete for real estate professionals’ advertising expenditures. In addition, several entities present an automated value model home estimator or homes for sale listings based on publicly available information, including newer entrants to the market, Trulia and Zillow.

Real Estate Brokerage Firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms or other brokerage/franchise firms may become direct competitors. A significant percentage of residential real estate agents are affiliated with large national or regional brokerage firms.

During 2005 and 2006, our mortgage products also competed with online mortgage lead generation companies, such as Lending Tree and the Lower My Bills division of Experian.

Our ability to continue to complete favorably is subject to a number of factors identified in Item 1A — Risk Factors of this report.

Technology and Infrastructure

We have built and acquired proprietary, feature-rich systems to interact with consumers, provide our suite of services to real estate agents and manage our business.

HouseValues.com and JustListed.com. These web sites, in combination with our lead management system, interact with thousands of Internet-enabled consumers every day and automatically distribute leads from prospective home buyers and sellers to agent customers. We have built tracking and testing systems into HouseValues.com and JustListed.com so that we can monitor visitor conversion metrics.

HomePages.com. This web site enables consumers to research home listings and comprehensive neighborhood information online. We have built systems to deliver advertising impressions and featured homes listings to consumers on behalf of agents subscribing to our HomePages Showcase marketing package.

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

Our systems are hosted in co-location facilities in Kent, Washington and Englewood, Colorado. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, and confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements. We currently have 11 trademarks registered in the United States and Canada and applications for additional marks are pending in the United States and Canada for our product names and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our web sites and our proprietary technologies although to date we have not registered for copyright protection. We currently have six applications for patents pending. We have also registered numerous Internet domain names related to our business in order to protect our proprietary interests.

Government Regulation

Our business is subject to various laws and regulations relating to Internet commerce and telemarketing, as well as federal and state laws and regulations relating to real estate and mortgage matters.

Regulation Relating to Internet Commerce. Several jurisdictions have recently proposed or adopted privacy-related laws that restrict or prohibit unsolicited email solicitations, commonly known as “spam” that impose complex and often burdensome requirements in connection with sending commercial email.

Telemarketing Laws. Both federal and state laws regulate the practice of telemarketing. Most jurisdictions have implemented “do not call” lists. In addition, a number of states require telemarketers to register with the state and post a bond, prohibit automated systems and recorded messages, impose disclosure requirements upon sales calls, and require written sales contracts for certain telemarketing transactions.

State Real Estate Regulation. Real estate licensing laws vary from state to state, but generally require corporations engaged in the real estate brokerage business to obtain a corporate real estate broker’s license. We currently hold a corporate real estate broker’s license in the State of Washington and various other states and intend to obtain licenses in other states that we determine are necessary for our business.

We believe that our operations are in compliance with applicable laws and regulations in all material aspects.

Employees

As of December 31, 2006, we had 542 employees, of which 412 were based in our corporate headquarters in Kirkland, Washington, and 130 were based in our sales and service center in Yakima, Washington. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Available Information

Our financial statements for the three years ended December 31, 2006, are included in Item 8 of this report.

Our Internet address is www.housevaluesinc.com. On the investor relations section of our web site, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our web site is not a part of this or any other report filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

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

We were formed in May 1999 and have a limited operating history upon which to evaluate our operations and future prospects. There is little significant historical basis to assess how we will respond to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development.

The success of our business model depends on our ability to attract new and retain existing customers and to efficiently generate leads from consumers visiting our web sites. Any failure to execute this strategy could harm our business. Our business model is relatively new and unproven and is still evolving.

We may have to increase our expenses as we seek to expand our business. We cannot assure you that our strategies for growth will be successful or that we will be profitable on a quarterly or annual basis.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer adoption and retention, the cyclical nature of the real estate industry, and other factors outside of our control. In addition, our expenses and revenues may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. We believe that period-to-period comparisons of our past operating results may not be good indicators of our future performance and should not be relied on to predict the future performance of our stock price.

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

The residential real estate market historically has been subject to economic cycles. An economic slowdown or recession, adverse tax policies, lower availability of credit, increased interest rates, or other factors that impact consumer confidence could decrease demand for residential real estate. For example, our revenues have declined over the past few quarters due in part to the recent downturn in the real estate industry in many markets. Trends in the real estate industry are unpredictable; therefore, our operating results, to the extent they reflect changes in the broader real estate industry, may continue to be subject to significant fluctuations.

We may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. All of our services, including online lead generation, online prospect management, online real estate portal content and advertising, and customer coaching and training, are provided separately by other companies, and it is possible that one or more of these companies, or a new market entrant, could adopt a business model that competes directly with us.

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

Online Companies Focused on Real Estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include Homes.com and Trader Publishing, Classified Ventures and HomeGain, RealEstateABC of InternetBrands, Reply.com, Zillow, Realtor.com, HomeStore and Move.com and IAC/InterActiveCorp, which includes Domania.com, ServiceMagic and RealEstate.com, all of which have established web sites and compete or may compete for real estate professionals’ advertising expenditures. In addition, consolidation driven by online service providers involved in the real estate industry and Internet media companies could create more potent competitors. For instance, Classified Ventures acquired HomeGain, an online real estate lead generation company. Increased consolidation among online service providers in the residential real estate industry could result in additional competitors that have significantly greater resources or greater brand recognition than we do, and that are able to provide a broader and more attractive suite of services to real estate professionals than we can.

Real Estate Brokerage Firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms and other brokerage firms may become direct competitors. A significant percentage of residential real estate professionals are affiliated with large national or regional brokerage firms. If brokerage firms decide to provide their agents with a service offering or suite of service offerings similar to ours at a lower cost or free of charge, or if they attempt to restrict the ability of their agents to use our services, demand for our services by real estate professionals could decrease.

Many of our existing and potential competitors have longer operating histories, greater name recognition, greater technological capabilities and greater financial, sales, marketing and human resources than we do. These competitors could:

•	develop services that are as effective as or superior to our services or that achieve greater market acceptance than do our services;

•	devote greater resources to marketing or selling their services;

•	withstand price competition more successfully than we can;

•	make more attractive offers to existing and potential employees or independent contractors than we do;

•	more effectively negotiate third-party arrangements; and

•	take advantage of investments, acquisitions or other opportunities more readily than we can.

Any efforts to expand into new lines of business may not be successful, or may take longer than expected to complete.

New initiatives we may pursue may not be successful or the anticipated benefits may take longer to realize than expected. Also, we may have little or no experience in these areas which may result in errors in the conception, structure or implementation of a strategy to take advantage of available opportunities. For example, we launched and acquired products targeted at mortgage professionals in 2005. Due to deteriorating market conditions, operational challenges, and increasing competition in this market, we did not meet our financial objectives and have decided to discontinue or stop selling these products in January 2007. As a result, our revenues will be less in 2007 and we recorded a significant impairment loss in 2006. We cannot assure you that any new products or other expansion efforts will be successful.

Any failure to increase the number of our customers would harm our business.

Our growth depends in large part on increasing the number of our customers. However, prospective customers may not be familiar with our services and may be accustomed to using traditional methods of advertising and marketing. To attract more customers, we must convince real estate professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire more customers or that we will be able to acquire them at the same rate that we have historically. If we reach the point at which we have attempted to sell our services to the majority of residential real estate agents, our ability to further increase the number of customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate agents that are actively engaged in the industry during any particular period.

Any failure to retain customers could harm our business.

Our ability to retain our customers will depend on our ability to generate leads from prospective home buyers and sellers in quantities demanded by our customers, to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost effective basis. If we do not deliver the quantity and quality of leads expected by our customers, maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our Market Leader prospect management system, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customers may choose not to extend their contracts for our services or may choose to terminate their contracts.

Agents remain customers typically only for a limited period of time, and we have limited ability to predict how long agents will remain customers.

Our customer contracts typically have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions, due to their dissatisfaction with our services, or their inability to pay for our services.

We cannot accurately predict how long agents will remain customers. We have experienced a decreased rate of customer retention during 2006, and if our churn rate continues to increase, our revenue will further decline and our business will suffer.

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

We may selectively acquire other businesses, product lines or technologies. The successful execution of an acquisition strategy will depend on our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	dependence on unfamiliar affiliates and partners;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	reduction or replacement of the sales of existing services by sales of products or services from acquired lines of business;

•	responsibility for the liabilities of acquired businesses;

•	inability to maintain our internal standards, controls, procedures and policies;

•	and potential loss of key employees of the acquired companies.

Acquisitions may not be successful, and if we are unable to effectively manage the risks described above or other risks we encounter, our business, operating results or financial condition may be negatively affected. For example, we acquired The Loan Page in October 2005 as part of our strategic objective to capitalize on the synergies between real estate agents and mortgage professionals. Due to deteriorating market conditions, operational challenges, and increasing competition in this market, we did not meet our financial objectives and decided in January 2007 to discontinue the semi-exclusive lead product we obtained as part of that acquisition. As a result our revenues will be less in 2007 and we recorded a significant impairment loss in 2006 related to that acquisition.

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

Business Risks Associated with Online Advertising. We rely on online media to attract a significant percentage of the consumers visiting our web sites. Prices for online advertising have increased as a result of increased demand for advertising inventory, which has caused our expenses to increase and has resulted in lower margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could further increase, the number of leads we generate could decrease and our revenues or margins could decline.

Business Risks Associated with Television Advertising. Television advertising rates depend on a number of factors, including the strength of the national economy and regional economies and the strength of certain industries that advertise frequently. Advertising rates are also subject to cyclical and seasonal fluctuations. If television advertising prices increase significantly or if the effectiveness of this advertising declines, in the absence of more efficient ways to generate leads, our marketing expenses will also increase, which would harm our results of operations.

If the number of leads that we are required to deliver increases, we may be required to increase the levels of advertising to meet those requirements. Increasing our advertising expenditures may not result in increases in leads. If the effectiveness of our advertising declines, our business will suffer.

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

We rely on the collection, use and disclosure of personally identifiable information from prospective home buyers and sellers and from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our web sites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. In addition, concern among real estate professionals or potential home buyers or sellers about our privacy practices could keep them from using our services and require us to alter our business practices or incur significant expenses to educate them about how we use this information. Further, changes in laws and regulations applicable to the privacy of person information or in the interpretation or enforcement of such laws or regulations, could require us to modify our practices regarding use, collection, protection and disclosure of such information. Any required modifications could result in significant expenses to us.

The value of our services could be diminished if anti-spam software filters out emails we send.

Our Market Leader prospect management system includes a feature that automatically sends out personalized email messages to prospective home buyers and sellers on behalf of real estate agents who are our customers. In addition, we send a large amount of email to real estate professionals as part of our customer acquisition strategy, some of which is unsolicited. In the past, anti-spam software used by Internet service providers and personal computer users has filtered out these email messages as unsolicited email, or “spam.” If this problem persists or becomes more pervasive, the value of our Market Leader system to customers, and our ability to attract new customers, could be reduced, both of which would harm our business. In addition, it is possible that we may not currently or in the future fully comply with anti-spam legislation, and any failure to comply with such laws could result in penalties or damage our reputation.

Our HomePages and JustListed products rely on information from real estate multiple listing services provided by third parties that we do not control.

Our HomePages website combines aerial maps, in-depth neighborhood information, and for sale home listings, including listings in most of the major metropolitan markets in the United States, in one integrated web site. In addition, in selected markets, including most of the major metropolitan markets in the United States, we provide JustListed customers with a feature that allows them to automatically email their prospective clients information about newly available homes that meet the prospective clients’ criteria. The for sale home listings information provided by the HomePages website and via the automated email feature of JustListed is supplied only in markets in which our subsidiary, Soar Solutions, has a relationship with the local multiple listing service, or MLS, and in some cases, additionally with the agents’ real estate broker. Listings must be sent manually by an agent customer in markets in which Soar Solutions does not have MLS relationships. Soar Solutions’ agreements with MLSs to display property listings have short terms, or can be terminated by the MLSs, or, in some cases, the broker, with little notice. The success of our HomePages website depends substantially on our continued ability to provide for sale home listings to consumers and to expand listings in markets in which it is not currently available. Our JustListed service depends in part on our continued ability to provide customers with an automated listing email tool and our ability to expand listings in markets in which it is not currently available. Our inability to supply this information will harm our business and operating results.

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

There has been limited guidance by the appropriate federal regulator or the courts regarding the applicability of RESPA to online marketing relationships for real estate or mortgage services, including those we provide. Nonetheless, RESPA may restrict our ability to enter into marketing and distribution arrangements with third parties, particularly to the extent that such arrangements may be characterized as involving payments for the referral of residential real estate settlement service business.

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

Prospective home buyers and sellers could make a claim against us for the actions of a real estate agent customer over whom we have little or no control. We do not conduct any due diligence or background checks on new customers or seek information regarding their credentials. We may be liable for content provided by customers that is posted on or disseminated through our web sites. Our insurance may not be adequate to cover us for these liabilities, and, to the extent not covered by insurance, these liabilities could reduce our margins and harm our business.

Our brand could be harmed if customers do not provide quality service to prospective home buyers and sellers.

We rely on real estate agents who are our customers to promote our brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our Market Leader system to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

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

Through 2005, our quarterly revenue growth diluted seasonality effects; however, seasonal impacts had a more pronounced effect on our operating results in 2006. As a result, investors may be unable to predict our annual operating results based on a quarter-to-quarter comparison of our operating results as our business matures.

Third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold eleven registered trademarks and have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents but we have six pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark or patent applications, and any trademarks or patents we may be granted may be successfully challenged by others or invalidated. If our trademark or patent applications are not approved or if our trademarks or patents are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on us. Laws and regulations relating to communications or commerce over the Internet are becoming more prevalent. In addition, the interpretation and application of laws applicable to the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet. New laws and regulations, and changes in the interpretation of existing laws and regulations relating to the Internet, could lead to situations in which we are considered to “operate” or “do business” in states where customers conduct their business, resulting in potential claims or regulatory action. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws or regulations, our business could be harmed. Our practices may not have always been and may not always be in compliance with the requirements of Internet-related laws or regulations. Failure to comply with these laws and regulations could result in administrative enforcement actions, class action lawsuits, and civil and criminal liability.

We may be subject to claims under state consumer protection statutes if our customers are dissatisfied with the quality of our leads, customer service, training programs or contract cancellation policies. These claims could result in monetary fines or require us to change the manner in which we conduct our business, either of which could have a material adverse effect on our business and results of operations. Any of these types of claims, regardless of merit, could be time-consuming, could harm our reputation and could be expensive to litigate or settle.

Changes in government regulation of advertising and customer solicitation could affect our business.

We rely on various marketing channels, such as email and other means of electronic and telephonic communication, to reach real estate professionals and prospective home buyers and sellers consumers. The laws governing marketing and advertising continue to evolve and we may be subject to restrictions that limit our ability to continue to operate or expand our business and result in legal claims or government action. For example, a federal statute places restrictions on unsolicited commercial email, commonly known as “spam,” and imposes obligations upon senders of commercial email. Additionally, state laws governing falsity or deception with regard to email apply in addition to the federal statute. These federal and state laws impose significant civil and criminal penalties for violations. As the interpretation and enforcement of these laws evolve, they may impose burdens on our email marketing practices and affect features of our Market Leader system and other services we offer or may offer. In addition, federal and state statutes prohibiting false or deceptive acts in commerce apply to Internet advertising, and some states have passed legislation regulating Internet advertising. The requirements of some of these laws, and their interpretation and enforcement by governmental authorities, are not clear and uniform. These laws may adversely affect our ability to market our services to real estate industry participants in a cost-effective manner and the violation of these laws may result in enforcement actions and penalties or damage our reputation.

Our sales activities are or may in the future be subject to laws regulating telemarketing, which could subject us to penalties or limit our ability to market our services.

Both federal and state laws regulate the practice of telemarketing and placing other commercial telephone calls. All 50 states have enacted some form of telemarketing law, and federal statutes and regulations place restrictions on live, recorded and text telemarketing calls. In particular, the federal government and a significant number of states have implemented “do not call” lists. In addition, a number of states require telemarketers to register with the state and post a bond, regulate or prohibit automated systems and recorded messages, impose disclosure requirements upon sales calls and require written sales contracts for certain telemarketing transactions. We are subject to certain of these laws, and our failure to register in a jurisdiction where we are required to do so could subject us to penalties, limit our ability to market our services and hamper our ability to enforce contracts in these jurisdictions. Other violations of these laws may damage our reputation and may result in administrative enforcement, fines and civil or criminal penalties.

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

Our services substantially depend on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our operations depend on our ability to maintain and protect our computer systems, located at our headquarters in Kirkland, Washington and at co-location facilities operated by a third party in Kent, Washington and Englewood, Colorado. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could harm our business.

Our customers, our reputation and our products may be harmed by security breaches.

Unauthorized computer programmers, or hackers, may attempt to penetrate our network security from time to time. A hacker who penetrates our network security could misappropriate personal information about our customers, proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our systems and harm our business.

Several payment card brands and an independent standards body have adopted security standards, compliance with which is required of all merchants and service providers that process, transmit or store certain types of personal information pertaining to credit card holders. If HouseValues fails to comply with these standards, it could be subject to fines and its ability to accept some or all credit cards could be restricted or suspended. Any such suspension or restriction would significantly affect our ability to collect fees from our customers, many of whom pay with a credit card. This would result in harm to our business.

Additionally, the majority of states and various federal regulatory bodies now require companies that maintain personal information about consumers to notify those consumers in the event of a breach of security in which certain types of personal information relating to those consumers is, or is suspected to have been, obtained by an unauthorized person. These laws vary in their scope and requirements, and some of them also require notice to governmental agencies and other third parties. In addition, other public disclosure laws may require that material security breaches be reported. If we are required to disclose a security breach to consumers or other third parties, our business and reputation could be harmed.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

We lease approximately 65,000 square feet of office space for our corporate headquarters in Kirkland, Washington. The lease commenced in December 2004 and has a six-year term with defined periodic escalations. This initial lease term expires in 2010 with an option for a five-year renewal.

We also lease approximately 36,000 square feet of office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington for our satellite contact center. The lease commenced in October 2005 and has an initial term of five years with an option to extend the lease for an additional five years. Subject to the terms and conditions of the lease, we also have the option to purchase the leased premises.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on The Nasdaq Stock Market under the symbol “SOLD.” The following table shows the high and low sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated are as follows.

Year	High	Low
Fiscal 2005 (ended December 31, 2005)
First Quarter	$15.44	$11.55
Second Quarter	18.49	10.75
Third Quarter	20.29	12.70
Fourth Quarter	16.51	12.16
Fiscal 2006 (ended December 31, 2006)
First Quarter	$17.51	$8.04
Second Quarter	12.05	6.93
Third Quarter	7.33	5.08
Fourth Quarter	6.26	5.14

Stock Price Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 10, 2004 (the date on which our common stock was first traded on The Nasdaq Stock Market) for (i) our common stock, (ii) the Nasdaq Stock Market (U.S.) Index, and (iii) the Russell 2000 Index. All values assume reinvestment of the full amount of all dividends.

Holders

At February 21, 2007 there were approximately 45 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have not paid any cash dividends since 2003 when we were a private company. We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Stock Repurchases

The information required by this Item with regard to repurchases of our common stock is contained in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Purchase and Retirement of Common Stock.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item is contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

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

Through December 31, 2006, we have used approximately $23.5 million of the proceeds for the acquisition of The Loan Page, earn-out payments on previous acquisitions, and the purchase of property and equipment and intangible assets. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$98,243	$86,710	$47,691	$25,103	$21,748
Expenses:
Sales and marketing	65,464	44,251	22,753	11,506	11,063
Technology and product development	14,254	7,650	3,877	2,063	1,299
General and administrative	14,926	11,786	7,907	4,663	3,795
Impairment of goodwill and intangible assets	6,186	—	—	—	—
Depreciation and amortization of property and equipment	5,177	1,891	950	728	479
Amortization of intangible assets	1,259	776	895	298	15

Total expenses	107,266	66,354	36,382	19,258	16,651

(Loss) income from operations	(9,023)	20,356	11,309	5,845	5,097
Interest income and other, net	2,653	1,874	199	72	65

Income before income tax (benefit) expense	(6,370)	22,230	11,508	5,917	5,162
Income tax (benefit) expense	(3,232)	7,247	4,050	2,143	1,758

Net (loss) income	(3,138)	14,983	7,458	3,774	3,404
Redeemable convertible preferred stock dividends	—	—	—	(1,138)	—

Net (loss) income available to shareholders	$(3,138)	$14,983	$7,458	$2,636	$3,404

Per Share Data:
Net (loss) income per share:
Basic	$(0.12)	$0.59	$0.39	$0.21	$0.19

Diluted	$(0.12)	$0.54	$0.34	$0.18	$0.17

Cash dividends	$—	$—	$—	$0.16	$—

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$77,776	$84,874	$74,878	$7,181	$6,071
Working capital	70,963	75,207	69,376	5,196	5,615
Total assets	101,362	111,591	84,564	10,517	8,240
Total liabilities	15,709	17,527	9,964	2,619	1,347
Redeemable convertible preferred stock	—	—	—	4,185	4,185
Total shareholders’ equity	$85,653	$94,064	$74,600	$3,713	$2,708

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the Company’s actual results include, but are not limited to those discussed in “Risk Factors” contained in Item 1A. of this report and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of the date of this report and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

We operate a leading network of real estate web sites that provide consumers with free access to the information and services that they seek throughout the home buying and selling process. We introduce these consumers to a community of real estate professionals with the specialized local expertise to service their needs. We generate revenue by providing our customers with the consumer leads, tools, and training that enable them to deliver great service to home buyers and sellers.

How We Generate Revenues

Real Estate Products — We generate the majority of our revenues from the services we provide to real estate agents.

HouseValues: We charge real estate agents a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive leads on prospective home sellers, the Market Leader system and training and coaching programs.

JustListed: Like the HouseValues’ product, we charge real estate agents a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive leads on prospective home buyers, the Market Leader system and training and coaching programs.

HomePages/Showcase: We sell Showcase, an online marketing subscription to real estate professionals that allows them to feature selected listings on our HomePages web site. We charge a monthly fixed fee for this service. We began generating revenue from this product in January 2006.

We generally provide our services under terms of a one-year agreement that then continues on a month-to-month basis until terminated.

All initial set-up fees are recognized as revenue on a pro rata basis over the estimated customer life or the life of the contract, whichever is longer. The remainder of our revenue is derived from sales of surplus leads to brokers, monthly fees for use of our Market Leader system, the sale of HouseValues branded marketing collateral, seminar attendance fees, penalties for early termination of agent customer contracts and advertising, none of which materially affects our operating results. These sources of revenues in the aggregate were less than 11% of our revenues for all annual periods presented in this Annual Report on Form 10-K.

Mortgage Products — In 2005 we launched our mortgage operations with JustListed Connect and the acquisition of The Loan Page, both products are described below. Early in 2007, we discontinued our mortgage operations. At that time, we discontinued The Loan Page product, and are continuing to support our existing Just Listed Connect product customers.

The Loan Page: We charged mortgage professionals for a specified number of semi-exclusive leads on prospective home buyers or home owners wishing to finance or refinance their homes. Revenue was recognized as leads were delivered. This service included the semi-exclusive leads, a mortgage customer relationship management tool that enabled communication with prospective customers and local real estate professionals, marketing materials and dedicated training and account management support.

JustListed Connect: We charge mortgage professionals a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive home buyer leads, a proprietary mortgage customer relationship management tool that enables communication with prospective customers and local real estate professionals, marketing materials and dedicated training and account management support.

Our Expenses

The largest components of our expenses are personnel and marketing costs. Personnel expenses consist of salaries, benefits and incentive compensation for our employees, including commissions for sales people. These expenses are categorized in our statements of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers to our web sites and to promote our services to potential customers, primarily residential real estate agents. The largest component of our marketing expenses consists of advertising designed to increase the number of potential home buyers and sellers who visit our web sites.

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

Cyclicality

The success of our business depends on the health of the residential real estate market, which historically has been subject to economic cycles. The residential real estate market in the United States had experienced sustained growth in the past few years. However more recently housing prices have moderated or declined and residential real estate transactions have slowed in many markets.

Typically, during downturns in housing markets, demand for residential real estate decreases and demand for the services of real estate professionals similarly decreases. In these markets, the number of real estate professionals may decline significantly as less successful agents leave the profession and fewer people seek to become real estate agents. A decline in the number of agent customers or a decrease in the amount they wish to spend on services such as ours could negatively impact our revenue and increase our agent customer acquisition costs. In addition, a decline in the demand for housing could increase our lead generation costs and hurt our margins.

Trends in the real estate market are unpredictable; therefore our operating results, to the extent they reflect changes in the broader real estate industry, may be subject to significant fluctuation.

Current Year Overview

Revenue was $98.2 million for the year, up 13% compared to 2005. Revenue increased in 2006 due primarily to the addition of The Loan Page revenues for a full year and revenue from our new HomePages product. Revenue from our core real estate products, HouseValues, JustListed and HomePages, was 10% higher than in 2005 as a result of the new sales activity during 2005 that built our recurring revenue stream coming into 2006. We have experienced quarterly revenue declines in 2006 due to pricing pressures, penetration of new markets that generally have lower price points, a slower rate of growth in new customer acquisition and a lower rate of customer retention. We believe that these trends are due in part to the general decline experienced by the residential real estate industry, particularly in some of our larger markets. Due to the discontinuation of our mortgage operations, we expect revenues in 2007 to decline significantly.

We incurred a net loss of $3.1 million for the year compared to net income of $15.0 million in 2005. In the fourth quarter of 2006 we recorded an impairment charge of $6.2 million to our goodwill and intangible assets related to the deterioration of the business outlook for our mortgage operations. Additionally, in 2005, we decreased our expenses by $1.8 million due to the settlement of our Washington State B&O tax audit. Without these additional items, our results of operations for 2006 would have decreased from 2005 by a smaller percentage.

The following significant business developments over the past two years affect the comparability of our 2005 and 2006 operating results:

Discontinuation of Mortgage Operations: In January 2007, we announced our exit from the mortgage lead generation business and our intention to scale back or eliminate initiatives that are not critical to our real estate agent customers. These reductions resulted in an overall reduction of our workforce by about 12% or 60 employees. We plan to work with strategic and advertising partners to monetize organic mortgage demand originating on our web sites and will continue to facilitate cooperation between real estate agents and their mortgage partners. In the fourth quarter of 2006, we have recorded a $6.2 million impairment charge for goodwill and intangible assets related to the mortgage business. In connection with the discontinuation of our mortgage operations and the reduction in workforce, we incurred payroll and related costs estimated at approximately $0.5 million and additional stock compensation expense estimated at approximately $0.5 million. The payroll and related costs will be paid out in cash during 2007.

Expansion of Yakima Facility. In January 2006, we opened an additional satellite contact center in Yakima, Washington. By December 2006, we had 130 employees at this facility — largely focused on sales and customer service activities. We believe the new facility will continue to provide us diversified access to customer sales and service talent as well as to better manage our overall personnel costs.

Launch of HomePages™ Web Site. In the fourth quarter of 2005, we announced the launch of HomePages, an Internet web site that provides free information to consumers in the home buying and selling process by combining nationwide home listings high resolution aerial photos, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. We offer a web site built on the HomePages platform to all existing real estate agent customers free of charge. We generate revenue by selling online marketing subscriptions to real estate agents that allow them to feature selected listings on the site and to advertise their services in a localized context. We began generating revenue from this product in January 2006.

Acquisition of The Loan Page. On October 31, 2005 we completed our acquisition of The Loan Page for $5.2 million in cash, $1.6 million in assumed debt, and $0.1 million in transaction costs. The Loan Page provided mortgage leads to mortgage lenders, including some of the nation’s largest banking and lending institutions.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Revenues	100%	100%	100%
Expenses:
Sales and marketing	67	51	48
Technology and product development	15	9	8
General and administrative	15	14	16
Impairment of goodwill and intangible assets	6	—	—
Depreciation and amortization of property and equipment	5	2	2
Amortization of intangible assets	1	1	2

Total expenses	109	77	76

(Loss) income from operations	(9)	23	24
Interest income	3	2	—
Income tax (benefit) expense	(3)	8	8

Net (loss) income	(3%)	17%	16%

Comparison of Years Ended December 31, 2006 and December 31, 2005

Revenues

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	(dollars in thousands)
Real estate revenues	$85,962	$79,104	$6,858	9%
Mortgage revenues	12,281	7,606	4,675	61%

Total revenues	$98,243	$86,710	$11,533	13%

Overall, revenues for 2006 increased 13% over 2005. The 9% increase in real estate revenue is due primarily to revenue from our HomePages Showcase service, new in 2006. Revenue from our lead product bundles, HouseValues and JustListed, increased modestly due to a 16% increase in our average real estate core customer count, offset by a 5% decline in average revenue per customer. More information about the sequential change in real estate revenue and customers is included in the “Key Operational Metrics — Real Estate Products” section of the Management’s Discussion and Analysis.

Mortgage revenues increased primarily due to having a full year of The Loan Page operations, offset by a decline in revenue from our JustListed Connect product as we focused our selling activity on The Loan Page product during 2006.

In 2005, we launched the JustListed Connect product and acquired The Loan Page product, both targeted at mortgage professionals. Since then, this highly competitive market has faced increasing economic and competitive challenges, especially for new market entrants like HouseValues. While we believe the underlying synergies between mortgage professionals and our real estate customers continue to exist, we decided in January 2007 to discontinue The Loan Page semi-exclusive lead product, and maintain our focus on real estate agents.

Revenues are expected to be significantly lower in 2007 as a result of the discontinuance of our mortgage operations as well as economic trends affecting our real estate business.

Sales and Marketing

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	(dollars in thousands)
Sales and marketing expense before stock-based compensation	$64,441	$44,008	$20,433	46%
Stock-based compensation	1,023	243	780	321%

Total sales and marketing expense	$65,464	$44,251	$21,213	48%

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include agent customer referral fees, as well as public relations efforts and corporate communications.

Sales and marketing expense increased in total and as a percentage of revenue during 2006 when compared to 2005 primarily due to increased lead generation costs. Lead generation costs for the real estate segment increased significantly as a percentage of revenue in 2006 due to the higher cost of generating leads compared to the historical low cost levels experienced in 2005 as well as the higher average level of lead commitments. Lead costs for mortgage business also increased significantly in 2006 primarily due to having a full year of The Loan Page operations, offset by lower lead commitments for our JustListed Connect product. Payroll and related costs increased in 2006 due to increased average headcount, as we scaled our mortgage and real estate operations during 2005 and 2006 and as we developed our workforce in our new Yakima location. Headcount for 2006 increased through September 30, 2006 when the sales and marketing team totaled 454. Headcount declined during the fourth quarter of 2006 to 399 at December 31, 2006, which compares to 381 at December 31, 2005.

Sales and marketing expenses related to our mortgage business, including the cost of mortgage leads, were $12.5 million and $5.0 million in 2006 and 2005, respectively.

We expect sales and marketing expense to decrease in total dollars, relative to expected lower revenue, and stabilize as a percentage of revenues in 2007.

Technology and Product Development

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	(dollars in thousands)
Technology and product development expense before stock-based compensation	$13,474	$7,487	$5,987	80%
Stock-based compensation	780	163	617	379%

Total technology and product development expense	$14,254	$7,650	$6,604	86%

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for the development of new services, as well as enhancements and maintenance to existing services. Also included are license fees, maintenance costs, Internet connectivity and hosting costs.

Technology and product development expense increased significantly in absolute dollars and as a percentage of revenue for 2006 as compared to 2005, primarily due to payroll and related expenses, including stock-based compensation, technology licenses and contractor expense. Payroll and related expenses increased for our real estate segment as we added personnel to invest in new product planning and to maintain and improve our existing services, features and infrastructure for our larger customer base. We also increased staffing in 2006 to support our mortgage segment. Expenses related to technology licenses increased as we supported new data sources for our HomePages web site.

Costs related to our mortgage segment were $1.5 million in 2006 and were not material in 2005.

In 2007, we expect technology and product development to decrease in total dollars and stabilize or increase slightly as a percentage of revenues as we continue to enhance our existing products and infrastructure.

General and Administrative

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	(dollars in thousands)
General and administrative expense before stock-based compensation	$12,617	$11,091	$1,526	14%
Stock-based compensation	2,309	695	1,614	232%

Total general and administrative expense	$14,926	$11,786	$3,140	27%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources personnel. These costs also include credit card fees, insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal, audit and business consulting fees.

General and administrative expenses for 2006 increased both in total dollars and as a percentage of revenues when compared to last year, primarily due to increased salaries and related expenses (including stock-based compensation and severance) for a full year of additional staffing in 2005 required to support the growth in the business, as well as our operations as a public company, increased business taxes and increased rent and facilities costs, primarily due to the opening of our Yakima location. Business taxes increased in 2006 compared to 2005 due to a settlement for a tax audit recorded in 2005.

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

We expect general and administrative expenses to decrease in total dollars, but increase slightly as a percentage of revenue in 2007.

Impairment of goodwill and intangible assets

We were required to assess the realizability of assets related to the mortgage segment during the fourth quarter of 2006. As a result of the deterioration of projected future cash flows for our mortgage segment, we recorded an impairment charge of $6.2 million in the fourth quarter related to the intangible assets and goodwill from The Loan Page acquisition. Management made a formal decision to exit the mortgage lead generation business in January 2007.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on leasehold improvements at our Yakima location, capitalized software development and on new workstations and equipment. Additionally, in the last half of 2006 we recognized $0.6 million of accelerated depreciation on approximately $1.0 million of unamortized technology investment in HomePages that is expected to be retired upon launch of the next major release of the product in early 2007.

Because of the additions made to our capital assets during 2005 and 2006, our future planned additions and the accelerated depreciation being recognized, we expect depreciation expense to increase modestly in 2007.

Amortization of Intangible Assets

Amortization of intangible assets increased for 2006, when compared to 2005, primarily due to intangible assets obtained as part of The Loan Page acquisition in the fourth quarter of 2005.

We expect 2007 amortization expense to decrease significantly due to the impairment charge of $3.0 million that reduced the cost basis of the intangible assets formerly related to the mortgage business.

Interest Income

Interest income increased significantly in 2006 when compared to 2005 due to increased rates of return on investments. Overall cash and investment balances declined in 2006 as we purchased and retired 2 million shares of our common stock for $11.4 million and invested in property and equipment partially offset by cash generated from operations. At December 31, 2006, we held $77.8 million in cash, cash equivalents and short-term investments, compared to $84.9 million at December 31, 2005.

Income Taxes

We recognized an income tax benefit for 2006 as a result of our pre-tax loss. Our 2006 effective annual tax rate was 50.7% compared to an effective rate of 32.6% in 2005, primarily due to our pretax net loss combined with the increase in our tax-exempt interest income.

Comparison of Years Ended December 31, 2005 and December 31, 2004

Revenues

	Years Ended December 31,
	2005	2004	Increase	Percent Change
	(dollars in thousands)
Real Estate Revenues	$79,104	$47,691	$31,413	66%
Mortgage Revenues	7,606	—	7,606	—

Revenues	$86,710	$47,691	$39,019	82%

Revenues for 2005 increased 82% over 2004. Our average core customer count increased 52% year over year while average revenue per customer increased approximately 13%. Our increase in revenues was primarily attributable to the growth of our JustListed and HouseValues services, driven by an expanded sales force and new service offerings to mortgage professionals, including The Loan Page product, which we have since discontinued.

Sales and Marketing

	Years Ended December 31,
	2005	2004	Increase	Percent Change
	(dollars in thousands)
Sales and marketing expense before stock-based compensation	$44,008	$22,603	$21,405	95%
Stock-based compensation	243	150	93	62%

Total sales and marketing expense	$44,251	$22,753	$21,498	94%

We continued to build our sales and marketing team, resulting in significant increases in sales and marketing expense during 2005. Sales and marketing employees totaled 381 at December 31, 2005, an increase of 93% compared to December 31, 2004. Advertising expense incurred to generate leads increased in total dollars, but declined as a percent of revenues compared to the same period in 2004 due to overall lower costs per lead for the year coupled with more efficient lead allocation across our larger customer base. Commission expense increased as a result of our growth in revenues. Marketing expenditures increased related to our new service offerings, branding, market research and new consumer advertising.

Technology and Product Development

	Years Ended December 31,
	2005	2004	Increase	Percent Change
	(dollars in thousands)
Technology and product development expense before stock-based compensation	$7,487	$3,750	$3,737	100%
Stock-based compensation	163	127	36	28%

Total technology and product development expense	$7,650	$3,877	$3,773	97%

Technology and product development expense increased for 2005 as compared to 2004. Headcount and use of contractors increased as we maintained or improved existing services, features and infrastructure a larger customer base. These increases were partially offset by an increase in capitalized labor primarily related to the development of HomePages. Internet connectivity also increased due to an upgrade to bandwidth to support our company growth and HomePages.

General and Administrative

	Years Ended December 31,
	2005	2004	Increase	Percent Change
	(dollars in thousands)
General and administrative expense before stock-based compensation	$11,091	$7,679	$3,412	44%
Stock-based compensation	695	228	467	205%

Total general and administrative expense	$11,786	$7,907	$3,879	49%

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

Income Taxes

Income tax expense for 2005 increased over 2004 as a result of higher pre-tax income partially offset by a lower effective tax rate. Our 2005 effective annual tax rate was 32.6%, compared to an effective rate of 35.2% in 2004, primarily due to the increase in our tax-exempt interest income.

Quarterly Consolidated Statements of Operations

The following tables present the unaudited consolidated statements of operations data for the eight quarters ended December 31, 2006 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this filing. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$21,521	$23,985	$25,866	$26,871	$25,177	$23,337	$20,577	$17,619
Expenses:
Sales and marketing	15,516	17,303	16,387	16,258	13,669	11,556	10,338	8,688
Technology and product development	3,833	3,389	3,421	3,611	2,692	1,823	1,739	1,396
General and administrative	3,672	3,813	3,674	3,767	2,465	3,375	3,107	2,839
Impairment of goodwill and intangible assets	6,186	—	—	—	—	—	—	—
Depreciation and amortization of property and equipment	1,488	1,559	1,116	1,014	629	506	402	354
Amortization of intangible assets	196	258	404	401	322	151	151	152

Total expenses	30,891	26,322	25,002	25,051	19,777	17,411	15,737	13,429

(Loss) income from operations	(9,370)	(2,337)	864	1,820	5,400	5,926	4,840	4,190
Interest income	642	717	690	604	579	491	486	318

(Loss) income before income tax expense	(8,728)	(1,620)	1,554	2,424	5,979	6,417	5,326	4,508
Income tax (benefit) expense	(3,389)	(157)	(340)	654	1,965	2,086	1,618	1,578

Net (loss) income	$(5,339)	$(1,463)	$1,894	$1,770	$4,014	$4,331	$3,708	$2,930

Consolidated Statements of Operations Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	72	72	63	61	54	49	50	49
Technology and product development	18	14	14	13	11	8	8	8
General and administrative	17	16	14	14	10	14	15	16
Impairment of goodwill and intangible assets	29	—	—	—	—	—	—	—
Depreciation and amortization of property and equipment	7	7	4	4	2	2	2	2
Amortization of intangible assets	1	1	2	1	1	1	1	1

Total expenses	144	110	97	93	78	74	76	76

(Loss) income from operations	(44)	(10)	3	7	22	26	24	24
Interest income	3	3	3	2	2	2	2	2

(Loss) income before income tax expense	(41)	(7)	6	9	24	28	26	26
Income tax (benefit) expense	(16)	(1)	(1)	2	8	9	8	9

Net (loss) income	(25%)	(6%)	7%	7%	16%	19%	18%	17%

Comparison of the Quarters Ended December 31, 2006 and September 30, 2006

Revenue in the fourth quarter of 2006 decreased 10% from the third quarter of 2006. We experienced a 4% decrease in average core customer count during the fourth quarter, while average monthly revenue per core customer decreased 5%. More information about the sequential change in revenue and customers is included in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

Fourth quarter 2006 sales and marketing expense decreased $1.8 million from the third quarter of 2006, remaining constant as a percentage of revenue. This decrease in expense primarily resulted from reduced salary expense as our headcount decreased at year end from our record high in the third quarter 2006. Additionally we saw a reduction in commission expense as new sales were lower in the fourth quarter, consistent with the seasonality seen in prior years. Lead generation expenses decreased in absolute dollars but increased as a percentage of revenue primarily due to seasonal increases in consumer lead generation costs.

When comparing the fourth quarter of 2006 with the third quarter of 2006, technology and product development expense increased about $0.4 million and increased as a percentage of revenue. The increase in expense was primarily due to increased salaries and contractor expense, net of increased capitalized labor.

Fourth quarter 2006 general and administrative expenses decreased $0.1 million from the third quarter of 2006, primarily due to decreased salaries partially offset by increased costs for consultants.

We were required to assess the realizability of assets related to the mortgage segment during the fourth quarter of 2006. As a result of the deterioration of projected future cash flows for our mortgage segment, we recorded an impairment charge of $6.2 million in the fourth quarter related to the intangible assets and goodwill from The Loan Page acquisition. Management made a formal decision to exit the mortgage lead generation business in January 2007.

Key Operational Metrics — Real Estate Products

The following table presents operational data related to our real estate products for the eight quarters ended December 31, 2006:

	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Operational Data:
Components of revenue (in thousands):
Real estate core revenue (1)	$18,736	$20,620	$21,993	$22,748	$21,230	$20,267	$18,375	$16,410
Other real estate revenue (2)	462	515	400	488	592	700	770	760

Net real estate revenue	$19,198	$21,135	$22,393	$23,236	$21,822	$20,967	$19,145	$17,170
Core real estate customers, end of period	14,596	16,184	15,993	15,825	14,971	14,968	13,419	12,834
Average monthly real estate customer churn rate (3)	9.3%	7.6%	7.4%	6.6%	7.0%	6.3%	6.5%	6.2%
Average core real estate customers in the quarter (4)	15,390	16,089	15,909	15,398	14,970	14,194	13,127	11,931
Average monthly revenue per core real estate customer (5)	$406	$427	$461	$492	$473	$476	$467	$458

(1)	Real estate core revenue consists of revenue for our primary real estate service offerings, HouseValues, JustListed, and HomePages. The customers from these primary service offerings are referred to as “core real estate customers.”
(2)	Other real estate revenue consists of revenue related to SOAR services, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.

(3)	Average monthly customer churn is calculated by dividing the number of core real estate customers who canceled during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core real estate customers are customers from whom we collect fees for our core revenues. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(4)	Average core real estate customers in the quarter are calculated as the average of core real estate customers at the beginning and at the end of the quarter.
(5)	Average revenue per core real estate customer is calculated as core real estate revenue for the quarter divided by the average number of core real estate customers in the quarter.

Our core real estate customer count decreased by 1,588 customers during the fourth quarter of 2006, compared to a net increase of 191 customers in the third quarter of 2006. Ending core real estate customers at the end of 2006 had decreased 3% compared to the end of 2005.

Average monthly churn for our real estate business was 9.3% for the fourth quarter of 2006, up from 7.6% in the third quarter of 2006. Monthly churn of 9.3% equates to 90.7% monthly retention which represents a 31% annualized retention rate. We had a higher level of customer cancellations while customer additions declined. We believe the high number of customer cancellations partially reflects a higher level of customer additions in the third quarter of 2005. Many are now in months twelve through fourteen of the customer life cycle, a time in which we typically see higher than average monthly churn. Additionally, we believe that cyclicality of the housing market contributed to the high number of cancellations in the fourth quarter of 2006. We expect to continue to experience fluctuations in our churn rate from quarter to quarter.

Average monthly revenue per real estate customer for the fourth quarter of 2006 decreased 5% compared to the third quarter of 2006 due to the addition of customers in under-penetrated markets, which are typically lower priced markets coupled with adjustments to realign pricing with demand in markets where transaction volumes have slowed relative to a year ago. Average revenue per customer will fluctuate from quarter to quarter. However we expect it may decline over the upcoming quarters as we incorporate lower priced markets into our customer base or see increased pricing pressure in areas where transaction volumes have slowed significantly. Potentially offsetting this trend are sales of additional services we may introduce in the future.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash provided by operating activities	$11,164	$23,984	$13,913
Cash used in investing activities	(11,507)	(22,781)	(21,374)
Cash provided by (used in) financing activities	(9,515)	469	57,842

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

Operating Activities

Net cash provided by operating activities primarily consists of net income or loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes, impairment of intangible assets and goodwill and the effect of changes in working capital. Net cash provided by operating activities decreased $12.8 million in 2006 compared to 2005. This increase resulted primarily from a decrease in net income after non-cash items and the reclassification of tax benefits received on the exercise of stock options from operating activities to financing activities effective in 2006, as required with our adoption of FAS 123R.

Net cash provided by operating activities increased $10.0 million in 2005 compared to 2004. This increase resulted primarily from an increase in net income after non-cash items and tax benefits received on the exercise of stock options, offset by a smaller contribution from changes in working capital.

Investing Activities

Cash used in investing activities for 2006 decreased by $11.3 million compared to 2005. During 2006, our net purchases of short-term, high-grade, tax-exempt municipal bonds decreased by $5.6 million when compared to 2005. Additionally, in 2005 we purchased The Loan Page for $5.2 million in cash.

Cash used in investing activities for 2005 increased by $1.4 million compared to 2004. We purchased The Loan Page in the fourth quarter of 2005 for $5.2 million in cash and capital expenditures increased $4.8 million. Our capital expenditures were generally for the purchase of office equipment and leasehold improvements to facilitate our increased headcount as well as investments in our customer-facing infrastructure and the development costs related to new products and features. Investing expenditures for The Loan Page and capital acquisitions was partially offset by smaller net purchases of short-term, high-grade, tax-exempt municipal bonds which were $9.0 million less in 2005 than 2004.

Financing Activities

Cash used by financing activities increased by $10.0 million in 2006 compared to 2005 primarily due to the purchase and retirement of 2.0 million shares of our common stock for $11.4 million during the last half of 2006. This was partially offset by the proceeds from exercises of stock options and warrants, and by the tax benefit realized from the exercise of stock options, which is now classified as a financing cash flow as required with our adoption of FAS 123R.

Cash provided by financing activities declined by $57.4 million in 2005 compared to 2004. In the fourth quarter of 2004 we received $56.7 million from the sale of our common stock in our initial public offering.

Purchase and Retirement of Common Stock

In July 2006, our Board of Directors authorized a share repurchase program to purchase and retire 2.0 million shares of our common stock. On October 27, 2006, we completed our authorized purchase of 2.0 million shares for a total of $11.4 million. The shares were purchased at an average price of $5.72 and represent approximately 7.7% of the shares that were outstanding at June 30, 2006, prior to any share repurchases.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 21, 2006 — July 31, 2006	118,200	$5.43	118,200	1,881,800
August 1, 2006 — August 31, 2006	1,187,900	$5.59	1,187,900	693,900
September 1, 2006 — September 30, 2006	354,400	$5.89	354,400	339,500
October 1, 2006 — October 27, 2006	339,500	$6.09	339,500	—

Total	2,000,000	$5.72	2,000,000	—

On October 27, 2006, our Board of Directors authorized a second share repurchase program to purchase and retire up to 2.0 million additional shares of our common stock. As of February 21, 2007, no shares have been repurchased under the October 2006 authorization.

Contractual Obligations and Known Future Cash Requirements

The following table summarizes our contractual obligations at December 31, 2006 and the expected effect on our liquidity and cash flows. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period
	Total	Less Than 12 months	13–36 Months	37–60 Months	More Than 60 months
	(in thousands)
Note payable	$2,000	$—	$2,000	$—	$—
Purchase commitments	3,097	2,781	286	30	—
Operating lease obligations	3,729	701	2,078	950	—

	$8,826	$3,482	$4,364	$980	$—

This table excludes the short-term liabilities disclosed on our balance sheets as the amounts recorded for these items will be paid in the next year. We have also excluded other long-term liabilities from this table that do not require cash payments, such as deferred rent and deferred income taxes.

Note Payable

During the fourth quarter of 2005 we acquired The Loan Page. As part of that acquisition we assumed a note payable with a face amount of $1,680 and a contractual interest rate of 3.55%. Upon acquisition, the note was discounted to a fair value of $1,590 to reflect an effective yield of 8.2%. The note requires all principal and interest be paid in full on December 22, 2008, a total payment of $2,000. The balance outstanding for this note payable, including accrued interest, was $1,742 at December 31, 2006.

Advertising and Media Contracts

We purchase advertising from numerous online and offline advertising vendors, such as Google, Yahoo!, CNN, Fox, MSNBC and local television stations in major metropolitan markets, pursuant to short-term contracts. We typically purchase and pay for online and television advertising on a monthly basis. To the extent that we have ongoing obligations to purchase a fixed or minimum amount of advertising, we have included these obligations under purchase commitments in the table above.

Future Capital Requirements

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, and the timing of introductions of new services and enhancements to existing services. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products, services or technologies, we may enter into these types of arrangements in the future. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us.

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

Stock-Based Compensation

In 2006 we began recognizing stock-based compensation under the fair value method using the Black-Scholes pricing model which requires the input of highly subjective assumptions, including estimating the stock option expected life and stock price volatility. Our relatively short history as a public company requires us to evaluate the stock option expected lives used by a group of peer companies considered with our own limited experience. Expected volatility is estimated by calculating the actual stock price volatility of our peer group calculated from the dates of their respective initial public offerings, again considered with our own limited experience. We update these estimates over time as we gain additional experience of our own. Changes in any of these assumptions could materially impact the estimated fair value of options granted.

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

Effect of a 1-year change in expected life of our stock options:

	-1 Year	Current Expected Life Estimate	+1 Year
Estimated option life	2years	3years	4years
Estimated fair value	$3.74	$4.48	$5.05

Effect of a 10% change in our stock price volatility estimate:

	-10%	Current Volatility Estimate	+10%
Stock option volatility	70%	80%	90%
Estimated fair value	$4.05	$4.48	$4.88

Through December 31, 2005, we recognized stock-based compensation using the intrinsic value method. For purposes of financial accounting for employee stock-based compensation issued before our initial public offering, we applied hindsight within each period to arrive at reassessed values for the shares underlying the options. We recorded deferred stock-based compensation of $5,263 for the year ended December 31, 2004. This amount represents to the difference between the reassessed values and the exercise prices. No deferred stock-based compensation was recorded during the year ended December 31, 2005 because the exercise price of the stock options equaled or exceeded the fair value of the underlying stock at the date of grant. We recognized deferred compensation expense on a straight-line basis over the vesting period of the options, generally four years.

Business Combinations, Intangible Assets and Goodwill

We account for our business combinations using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition. Significant judgment is used to estimate the fair values of the assets and liabilities acquired, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. We determined the fair value of various identifiable intangible assets, including customer lists and developed technology using factors such as revenue estimates of customers acquired, adjusted for assumed attrition rates and estimated costs that would be incurred to obtain the capabilities gained from the acquired developed technology. Our estimates of revenue and costs are based on historical data, internal estimates and a variety of external sources.

Intangible assets, other than goodwill, and other long-lived assets are being amortized over their estimated useful lives and are periodically reviewed to evaluate whether the value of these assets may be impaired. As of December 31, 2006, we have net intangible assets, other than goodwill, of $0.6 million. The determination of the fair value of these assets is dependent on material judgment and estimates, including estimates of related future cash flows and the assets’ related lives.

We record goodwill when the purchase price of an acquisition exceeds the fair value of the assets acquired less the liabilities assumed. As of December 31, 2006, we have goodwill of $3.6 million. We evaluate goodwill annually for impairment or when circumstances indicate the carrying value of this asset may not be recoverable. Goodwill impairment testing requires significant judgment to determine the appropriate reporting unit, to estimate future cash flows from that reporting unit, using appropriate discounts, and to estimate the fair value of the assets and liabilities of the reporting unit, asset lives and other assumptions. Changes in these estimates and assumptions could materially affect the fair value determination and potential goodwill impairment of each reporting unit.

We were required to assess the realizability of assets related to the mortgage segment during the fourth quarter of 2006. As a result of the deterioration of projected future cash flows for our mortgage segment, we recorded an impairment charge of $6.2 million in the fourth quarter related to the intangible assets and goodwill from The Loan Page acquisition. Management made a formal decision to exit the mortgage lead generation business in January 2007.

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

Changes in the amount of our tax exempt income, increases in operating losses, changes in the tax laws or our interpretation of the tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes and the amount of valuation allowances required in our consolidated financial statements. Based on our results for the year ended December 31, 2006, a two-percentage point change in our provision for income taxes as a percentage of net loss before taxes would have resulted in an increase or decrease in the provision of approximately $0.1 million. The following analysis demonstrates the potential effect a two-percentage point change would have on our consolidated financial statements. This illustration is not intended to provide a range of exposure or expected deviation.

	-2%	2006	+2%
	(dollars in millions)
Loss before income tax benefit	$(6.4)	$(6.4)	$(6.4)
Effective tax rate	48.7%	50.7%	52.7%
Income tax benefit	$(3.1)	$(3.2)	$(3.4)
Net loss	$(3.3)	$(3.1)	$(3.0)
Diluted net loss per share	$(0.13)	$(0.12)	$(0.12)

At December 31, 2006, we have net deferred tax assets of $3.1 million. We considered all available evidence to determine whether a valuation allowance was required for those assets, including the following factors: estimates regarding the timing and amount of the reversal of taxable temporary differences, taxable income in prior carryback years as permitted under tax law, historical taxable income, normalized for non-recurring items, expected future taxable income and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We believe that, based on strong earnings history of HouseValues prior to 2006 and our current projections of future operating profits, the nature of the non-recurring impairment charge that moved us into a net loss position, the availability of tax planning strategies, and the availability of tax loss carrybacks, that it is more likely than not that we will be able to realize all of our deferred tax assets and that no valuation allowance is required as of December 31, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FAS 123R which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of 2006. We have elected to apply FAS 123R on a modified prospective method. Under this method, we apply the fair value method in 2006 and do not restate prior periods. Further, compensation expense for existing grants is recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. Stock-based compensation expense has increased substantially from what we have historically disclosed as pro forma compensation expense under the fair value method due to the increased number of option grants issued and changes in the average option fair value. Also, FAS 123R requires us to change the classification of the tax savings resulting from tax deductions in excess of expense reflected in our financial statements from an operating cash flow to a financing cash flow, impacting our cash flows from operating activities.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We implemented this Interpretation in the first quarter of 2007. The adoption of this Interpretation is not expected to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. We will adopt SFAS 157 when required, currently January 1, 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for the Index to the consolidated financial statements and supplementary data required by this item, which are filed as part of this report beginning on page 41 of this Report.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for selected quarterly financial data.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company’s independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2006, or in any period subsequent to such date.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control —Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

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

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HouseValues, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that HouseValues, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that HouseValues, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control —Integrated Framework issued by COSO. Also, in our opinion, HouseValues, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HouseValues, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

March 2, 2007

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2006 that was not reported as required.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2007, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2006, our fiscal year end.

ITEM 11: EXECUTIVE COMPENSATION

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2007, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2006, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the “Equity Compensation Plan Information” below, the information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2007, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2006, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	4,037,756	$6.63	1,118,068
Equity compensation plans not approved by shareholders
Total	4,037,756	$6.63	1,118,068

Options are outstanding under the 1999 Stock Option Plan and the 2004 Equity Incentive Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004. An additional 700,000 shares have been authorized for issuance effective January 1, 2007 under the automatic increase provisions of the 2004 Plan.

Under the 2004 Plan, in addition to stock options, we may grant restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2007, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2006, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 31, 2007, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2006, our fiscal year end.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004 — page 71.

(b) EXHIBIT INDEX: The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the registrant, incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2004.

3.2	Amended and Restated Bylaws of the registrant, incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2004.

10.1*	1999 Stock Incentive Plan, incorporated by reference from Registration No. 333-118740, Exhibit 10.1

10.2*	2004 Equity Incentive Plan, incorporated by reference from Registration No. 333-118740, Exhibit 10.2

10.3*	Employment Agreement by and between the registrant and Ian Morris, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.3

10.4*	Incentive Stock Option Letter Agreement by and between the registrant and Ian Morris, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.4

10.5	Commercial Lease between the registrant and Kirkland 405 Corporate Center, dated October 26, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.14

10.6*	Incentive Stock Option Letter Agreement by and between the registrant and Gregg Eskenazi, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.15

10.7*	Incentive Stock Option Letter Agreement by and between the registrant and Clayton Lewis, dated September 30, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.16

10.8*	Form of Standard Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan, incorporated by reference from the Registrant’s Form 8-K filed on August 29, 2005.

10.9*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Executive Officer, incorporated by reference from the Registrant’s Form 8-K filed on August 29, 2005.

Exhibit No.	Description
10.10*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Operating Officer, Chief Financial Officer and General Counsel, incorporated by reference from the Registrant’s Form 8-K filed on August 29, 2005.

10.11	Commercial Lease by and between HouseValues, Inc. and Chinook Business Park, L.L.C., dated October 24, 2005, incorporated by reference from the Registrant’s Form 8-K filed on October 25, 2005.

10.12

Agreement and Plan of Merger, by and among HouseValues, Inc., Jumbo Acquisition, Inc. and The Loan Page, Inc., dated October 31, 2005, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on November 3, 2005.

10.13*

Description of 2005 Executive Officer Bonus Program and new compensation plan for non-employee directors, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on May 13, 2005

10.14*

Description of nonqualified stock option program for non-employee directors and description of 2006 executive officer salaries, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 10, 2006.

10.15*	Separation Agreement and Release by and between the registrant and John Zdanowski, dated July 24, 2006, filed herein

10.16*	Amendment to Employment Agreement by and between the registrant and Gregg Eskenazi, dated December 13, 2006, filed herein

10.17*	Separation Agreement and Release by and between the registrant and Clayton Lewis, dated January 23, 2007, filed herein

10.18*	Employment Agreement by and between the registrant and R. Barry Allen, dated January 23, 2007, filed herein

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 2nd day of March 2007.

HOUSEVALUES, INC.

By:	/s/ IAN MORRIS
Ian Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 2nd day of March, 2007.

Signature	Title

/s/ MARK S. POWELL Mark S. Powell	Chairman of the Board and Director

/s/ IAN MORRIS Ian Morris	Chief Executive Officer and Director (Principal Executive Officer)

/s/ R. BARRY ALLEN R. Barry Allen	Chief Financial Officer (Principal Financial Officer)

/s/ JACQUELINE DAVIDSON Jacqueline Davidson	Vice President of Finance (Principal Accounting Officer)

/s/ JON W. GACEK Jon W. Gacek	Director

/s/ NICOLAS J. HANAUER Nicolas J. Hanauer	Director

/s/ FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Director

/s/ RICHARD A. MENDENHALL Richard A. Mendenhall	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HouseValues, Inc:

We have audited the accompanying consolidated balance sheets of HouseValues, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HouseValues, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation for all stock-based awards made to employees and directors effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HouseValues, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 2, 2007

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$98,243	$86,710	$47,691
Expenses:
Sales and marketing (1)	65,464	44,251	22,753
Technology and product development (1)	14,254	7,650	3,877
General and administrative (1)	14,926	11,786	7,907
Impairment of goodwill and intangible assets	6,186	—	—
Depreciation and amortization of property and equipment (2)	5,177	1,891	950
Amortization of intangible assets	1,259	776	895

Total expenses	107,266	66,354	36,382

(Loss) Income from operations	(9,023)	20,356	11,309
Interest income	2,653	1,874	199

(Loss) Income before income tax expense	(6,370)	22,230	11,508
Income tax (benefit) expense	(3,232)	7,247	4,050

Net (loss) income	(3,138)	14,983	7,458

Net (loss) income per share:
Basic	$(0.12)	$0.59	$0.39

Diluted	$(0.12)	$0.54	$0.34

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Year Ended December 31,
	2006	2005	2004
Sales and marketing	$1,023	$243	$150
Technology and product development	780	163	127
General and administrative	2,309	695	228

	$4,112	$1,101	$505

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	Year Ended December 31,
	2006	2005	2004
Technology and product development	$3,111	$731	$360
General and administrative	2,066	1,160	590

	$5,177	$1,891	$950

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$49,376	$59,234
Short-term investments	28,400	25,640
Trade accounts receivable, net of allowance of $161 and $242, respectively	416	577
Prepaid advertising	19	45
Prepaid expenses and other assets	1,679	1,655
Prepaid income taxes	2,254	997
Deferred income taxes	1,643	258
Other current assets	49	579

Total current assets	83,836	88,985
Property and equipment, net	11,469	11,118
Goodwill	3,605	6,227
Intangible assets, net	626	4,853
Deferred income taxes and other noncurrent assets	1,826	408

Total assets	$101,362	$111,591

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,201	$1,030
Accrued compensation and benefits	3,185	4,236
Accrued expenses and other current liabilities	5,057	6,529
Deferred rent, current portion	289	289
Deferred revenue	1,141	1,694

Total current liabilities	12,873	13,778
Deferred income taxes	—	726
Deferred rent, less current portion	1,094	1,423
Note payable	1,742	1,600

Total liabilities	15,709	17,527
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,410,843 and 25,783,980 shares at December 31, 2006 and 2005, respectively	63,215	71,385
Deferred stock-based compensation	—	(2,897)
Retained earnings	22,438	25,576

Total shareholders’ equity	85,653	94,064

Total liabilities and shareholders’ equity	$101,362	$111,591

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Redeemable Convertible Preferred Stock, Series A		Redeemable Convertible Preferred Stock, Series B		Common Stock		Deferred Stock- Based Compen- sation	Notes Receivable from Share- holders	Retained Earnings	Total Share- holders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	4,000,000	$1,888	2,922,688	$2,297	11,582,186	$632	$(53)	$(1)	$3,135	$3,713
Conversion of redeemable convertible preferred stock, Series A to common	(4,000,000)	(1,888)	—	—	4,000,000	1,888	—	—	—	1,888
Conversion of redeemable convertible preferred stock, Series B to common	—	—	(2,922,688)	(2,297)	2,922,688	2,297	—	—	—	2,297
Value of restricted stock vested in connection with acquisition	—	—	—	—	—	463	—	—	—	463
Value of stock options granted in connection with acquisition	—	—	—	—	—	410	—	—	—	410
Exercises of stock options, including income tax effect of $299	—	—	—	—	1,444,980	1,009	—	—	—	1,009
Exercises of warrants, including income tax effect of $343	—	—	—	—	666,668	676	—	—	—	676
Issuance of shares in exchange for shareholder note	—	—	—	—	151,811	61	—	(61)	—	—
Payment of shareholder notes	—	—	—	—	—	—	—	62	—	62
Net proceeds from issuance of common stock net of transaction costs	—	—	—	—	4,166,667	56,119	—	—	—	56,119
Deferred stock-based compensation related to options granted to employees	—	—	—	—	—	5,263	(5,263)	—	—	—
Amortization of deferred stock-based compensation, net of forfeitures for terminated employees	—	—	—	—	—	(187)	692	—	—	505
Net income	—	—	—	—	—	—	—	—	7,458	7,458

Balance at December 31, 2004	—	—	—	—	24,935,000	68,631	(4,624)	—	10,593	74,600
Exercises of stock options, including income tax effect of $2,293	—	—	—	—	848,980	3,380	—	—	—	3,380
Amortization of deferred stock-based compensation, net of forfeitures for terminated employees	—	—	—	—	—	(626)	1,727	—	—	1,101
Net income	—	—	—	—	—	—	—	—	14,983	14,983

Balance at December 31, 2005	—	—	—	—	25,783,980	71,385	(2,897)	—	25,576	94,064
Elimination of deferred stock-based compensation	—	—	—	—	—	(2,897)	2,897	—	—	—
Exercises of stock options, including income tax effect of $550	—	—	—	—	626,863	1,927	—	—	—	1,927
Stock-based compensation	—	—	—	—	—	4,241	—	—	—	4,241
Purchase and retirement of common stock	—	—	—	—	(2,000,000)	(11,441)	—	—	—	(11,441)
Net loss	—	—	—	—	—	—	—	—	(3,138)	(3,138)

Balance at December 31, 2006	—	—	—	—	24,410,843	$63,215	$—	$—	$22,438	$85,653

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(3,138)	$14,983	$7,458
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	6,186	—	—
Depreciation and amortization of property and equipment	5,177	1,891	950
Amortization of intangible assets	1,259	776	895
Stock-based compensation	4,112	1,101	505
Deferred income tax (benefit) expense	(3,529)	610	(254)
Tax benefit from exercises of stock options and warrants	—	2,293	642
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	161	(112)	(75)
Prepaid advertising	26	401	(186)
Prepaid expenses and other assets	729	(676)	(557)
Prepaid income taxes	(1,164)	(976)	—
Other current assets	200	1,356	(1,605)
Accounts payable	1,417	(394)	89
Accrued compensation and benefits	(1,051)	1,440	1,446
Accrued expenses and other current liabilities	1,519	571	2,232
Deferred rent	(329)	145	1,567
Deferred revenue	(553)	668	714
Other liabilities	142	(93)	92

Net cash provided by operating activities	11,164	23,984	13,913

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(12,799)	(17,641)
Sales of short-term investments	2,240	4,475	325
Purchases of property and equipment	(7,742)	(7,503)	(2,677)
Purchases of intangible assets	(48)	(361)	(97)
Acquisitions, net of cash acquired	(1,287)	(6,593)	(1,275)
Change in restricted cash and other noncurrent assets	330	—	(9)

Net cash used in investing activities	(11,507)	(22,781)	(21,374)

Cash flows from financing activities:
Purchase and retirement of common stock	(11,441)	—	—
Proceeds from exercises of stock options and warrants	1,376	1,087	1,043
Tax benefit from exercises of stock options	550	—	—
Proceeds from sale of common stock, net of issuance costs paid	—	(618)	56,737
Cash held for third party common stock transaction (see note 19)	—	—	750
Cash paid for third party common stock transaction (see note 19)	—	—	(750)
Proceeds from repayments of notes receivable from shareholders	—	—	62

Net cash (used in) provided by financing activities	(9,515)	469	57,842

Net (decrease) increase in cash and cash equivalents	(9,858)	1,672	50,381
Cash and cash equivalents at beginning of year	59,234	57,562	7,181

Cash and cash equivalents at end of year	$49,376	$59,234	$57,562

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues, Inc. provides consumers and real estate professionals with the information and tools they need for success throughout the home buying and selling process. Our flagship consumer products include HouseValues.com, a service that provides home sellers with market valuations of their current home; JustListed.com, a service that alerts home buyers as soon as new homes hit the market that meet their criteria; and HomePages.com, a lifestyle and neighborhood-centric home buying and selling service.

Initial Public Offering

We completed our initial public offering in December 2004.

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

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets and goodwill, the useful lives of intangible assets and property and equipment, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and certain tax liabilities among others. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities.

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

Real Estate Products — We generate the majority of our revenues from the services we provide to real estate agents. We generally charge a one-time set-up fee and a monthly fixed fee for a monthly bundle of services. We generally provide our services under terms of a one-year agreement that then continues on a month-to-month basis until terminated. All initial set-up fees are recognized as revenue on a pro rata basis over the estimated customer life or the life of the contract, whichever is longer.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remainder of our revenue is derived from sales of surplus leads to brokers, monthly fees for use of our Market Leader system, the sale of HouseValues branded marketing collateral, seminar attendance fees, penalties for early termination of agent customer contracts and advertising, none of which materially affects our operating results. These sources of revenues in the aggregate did not exceed 10% of our revenues for any annual period presented in this Annual Report on Form 10-K.

Mortgage Products — In 2005 we launched our mortgage operations with JustListed Connect and the acquisition of The Loan Page. Early in 2007, we discontinued our mortgage operations. At that time, we discontinued The Loan Page product, and are continuing to support our existing Just Listed Connect product customers.

The Loan Page: We charged mortgage professionals for a bundle of services, including semi-exclusive leads on prospective home buyers or home owners wishing to finance or refinance their homes. Revenue was recognized as leads were delivered.

JustListed Connect: We charge mortgage professionals a one-time set-up fee and a monthly fixed fee for a bundle of services. We generally provide this product under terms of a one-year agreement that then continues on a month-to-month basis until terminated. All initial set-up fees are recognized as revenue on a pro rata basis over the estimated customer life.

Sales and Marketing

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include customer referral fees, as well as public relations and corporate communications costs.

Advertising costs are expensed as they are incurred. Total advertising expense was $27,486, $17,292 and $9,273 in 2006, 2005 and 2004, respectively.

Technology and Product Development

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for the development of new services, as well as enhancements and maintenance to existing services. Also included are license fees, maintenance costs, Internet connectivity and hosting costs.

General and Administrative

General and administrative costs consist primarily of salaries and related expenses for executive, legal, accounting, billing and human resources personnel. These costs also include credit card fees, insurance and professional fees, business taxes, rent and related expenses. Professional fees primarily consist of outside legal, audit and business consulting fees.

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

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to 2006 have not been restated to reflect this change.

Prior to our adoption of FAS 123R, we determined our stock-based compensation expense under the intrinsic value method on a straight-line basis over the vesting period of the options. With the adoption of FAS 123R, this expense has been replaced with stock-based compensation expense determined under the fair value method. Additionally, the deferred compensation in the equity section of our balance sheet has been reclassified to our common stock account effective January 1, 2006.

Stock-based compensation recognized during the current year is based on the value of the portion of our stock-based awards earned over that service period, adjusted for expected forfeitures. Stock-based compensation recognized in our 2006 financial statements includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and additional stock-based awards granted subsequent to December 31, 2005.

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

Concentration of Risk

Our cash, cash equivalents and short-term investments are maintained in accounts with a major financial institution in the United States of America, in the form of money market accounts and municipal bonds. Substantially all of the cash and cash equivalents on deposit exceed the federally insured limits for such deposits. As of December 31, 2006, $28,400 was invested in investment grade municipal bonds.

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

Please see Note 13 for a discussion of the fair value of our note payable.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are non-interest bearing. An allowance for doubtful accounts is maintained for potentially uncollectible receivables. We evaluate the collectibility of our accounts receivable based on several factors, including historical trends, aging of accounts, write-off experience and expectations of future performance. Delinquent accounts receivable are written off when they are determined to be uncollectible, usually after the passage of 30 days without payment.

Property and Equipment

Property and equipment is recorded at the lower of cost or market. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer equipment and software	3 years
Software and web site development	3 years
Office equipment and furniture	1.5 – 5 years
Leasehold improvements	Lesser of remaining lease term or asset life

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

Our goodwill is reviewed annually in our fourth quarter for impairment and when circumstances indicate our goodwill might be impaired. Impairment determination is made at the reporting unit level.

We have two reporting units that we evaluate. The majority of the goodwill resulting from the Soar Solutions acquisition is associated with our real estate segment and the goodwill resulting from The Loan Page acquisition is associated with the mortgage segment. See Note 2 for a discussion of the current year impairment charges.

Amortization of Intangible Assets

Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Vendor agreements	3 years
Developed technology	3 – 5 years
Domain names	5 years
Customer Base	1.5 – 5 years

Deferred Revenue

Deferred revenue primarily represents subscription agreement payments collected in advance and initial set up fees collected at account activation. Prepaid subscriptions are amortized on a straight-line basis over the term of the agreement and initial set up fees are amortized on a straight-line basis over the average life of a subscriber or the life of the contract, whichever is longer.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FAS 123R which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of 2006. We have elected to apply FAS 123R on a modified prospective method. Under this method, we apply the fair value method in 2006 and do not restate prior periods. Further, compensation expense for existing grants is recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. Stock-based compensation expense has increased substantially from what we have historically disclosed as pro forma compensation expense under the fair value method due to the increased number of option grants issued and changes in the average option fair value. Also, FAS 123R requires us to change the classification of the tax savings resulting from tax deductions in excess of expense reflected in our financial statements from an operating cash flow to a financing cash flow, impacting our cash flows from operating activities.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We implement this Interpretation in the first quarter of 2007. The adoption of this Interpretation is not expected to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. We will adopt SFAS 157 when required, currently January 1, 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2: Impairment of Goodwill and Intangible Assets

We performed our annual goodwill impairment test in the fourth quarter of 2006. The analysis was performed for both our real estate segment and our mortgage segment (see Note 22 for our segment disclosure). Our initial valuation did not indicate an impairment in either segment. As the fourth quarter progressed, our business outlook for the mortgage segment deteriorated. As a result, we recorded an impairment charge in the fourth quarter of 2006 for the following intangible assets and goodwill related to our acquisition of The Loan Page (see Note 3 for a discussion of The Loan Page acquisition). We made the decision to exit the mortgage lead generation business in January 2007.

2006 Impairment Charges
Intangible asset — customer base	$1,449
Intangible asset — developed technology	1,527
Goodwill	3,210

$6,186

Note 3: Acquisitions

The Loan Page

We acquired the outstanding stock of The Loan Page, Inc. in 2005. The Loan Page generated and marketed mortgage leads primarily to mortgage lenders. The company was purchased for approximately $5,247 in cash, assumption of a note payable valued at $1,590, as well as their remaining liabilities. We assigned the following values to the assets and liabilities acquired:

October 31, 2005 (Date of Acquisition)
Cash	$171
Current assets	546
Restricted cash	330
Intangible asset — customer base	1,850
Intangible asset — developed technology	1,950
Goodwill	3,324
Current liabilities	(1,068)
Deferred income taxes, net	(119)
Note payable	(1,590)

$5,394

Included in deferred income taxes are net operating loss carryforwards, which are described further in note 12.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have included The Loan Page’s results of operations in our consolidated statements of income since November 2005. The following unaudited pro forma information presents a summary of our results of operations assuming The Loan Page acquisition occurred at the beginning of each of the following periods:

	Years Ended December 31,
	2005	2004
	(unaudited)
Revenues	$90,704	$60,290
Net income	$13,182	$5,811
Net income per share — basic	$0.52	$0.30
Net income per share — diluted	$0.48	$0.26

As discussed in Note 2, we discontinued The Loan Page product in January 2007.

Soar Solutions

In June 2003, we acquired the stock of Soar Solutions, Inc., a real estate services company, in exchange for $1,510 in cash, 200,000 shares of unvested restricted common stock and an earn-out arrangement equal to 5% of specified customer receipts through March 2006 totaling $3,532. We assigned value to the assets and liabilities acquired, primarily intangible assets and the excess was recorded as goodwill.

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

The net assets acquired in the Soar acquisition were assigned values at the date of acquisition and subsequently adjusted for additional contingent consideration as follows:

	December 31, 2006	December 31, 2005	December 31, 2004	June 2003 (Date of Acquisition)
Cash	$100	$100	$100	$100
Property and equipment	25	25	25	25
Intangible asset — customer base	636	636	636	636
Intangible asset — vendor agreements	1,390	1,390	1,390	365
Note payable (paid July 2003)	(141)	(141)	(141)	(141)
Goodwill	3,605	2,924	948	—

	$5,615	$4,934	$2,958	$985

The value of the vendor agreements acquired was determined to be $1,390. As the contingent consideration related to vendor agreement based milestones, we initially recorded the vendor agreements asset at less than fair value. As contingent consideration was earned, the amounts were applied to increase the vendor agreements asset to fair value. Excess amounts were recorded as goodwill.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4: Earnings Per Share

The share count used to compute basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding, two classes of equity securities were outstanding for 2003 and January 1 to December 9, 2004			12,497
Less:
Unvested restricted shares issued in connection with acquisition of Soar Solutions (see Note 3)			(62)

Weighted average shares outstanding used to compute basic net income per share			12,435

Weighted average shares outstanding used to compute basic net income per share in 2004 after conversion of redeemable convertible preferred stock on December 9, 2004			24,934

Weighted average common shares outstanding	25,374	25,411	13,148
Add dilutive common equivalent shares:
Warrants	—	—	391
Stock options	—	2,128	2,093
Redeemable convertible preferred stock assuming conversion	—	—	6,440

Shares used to compute diluted net income per share	25,374	27,539	22,072

Antidilutive stock options	1,848	610	269

Basic earnings per share are calculated by taking net income allocable to common shareholders divided by the weighted average number of shares outstanding during the year.

Diluted earnings per share are calculated by dividing net income allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and redeemable convertible preferred stock, the dilutive effect of which is calculated using the if-converted method.

During most of 2004, we had two classes of equity securities; common stock and redeemable convertible preferred shares. Effective with our initial public offering, all outstanding redeemable convertible preferred shares were converted to common shares.

Performance-based unvested restricted common shares related to the Soar Solutions acquisition were considered outstanding common shares and included in the computation of basic and diluted EPS as of the date

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that all necessary conditions of vesting were satisfied. Prior to satisfaction of all conditions of vesting, unvested restricted common shares were considered contingently issuable and were excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted EPS:

	Years Ended December 31,
	2006	2005	2004
Calculation of basic earnings per share:
Net income for periods during which two classes of equity securities were outstanding			$7,030
Percent of undistributed earnings allocable to common shareholders			65%

Undistributed earnings allocable to common shareholders			$4,570
Weighted average common shares outstanding			12,435

Basic earnings per share — two-class method			$0.37

Net (loss) income for period during which single class of equity securities was outstanding	$(3,138)	$14,983	$428
Weighted average common chares outstanding	25,374	25,411	24,934

Basic earnings per share for period during which single class of equity securities were outstanding	$(0.12)	$0.59	$0.02

Basic earnings per share	$(0.12)	$0.59	$0.39

Calculation of diluted earnings per share:
Net (loss) income	$(3,138)	$14,983	$7,458
Weighted average diluted shares outstanding	25,374	27,539	22,072

Diluted earnings per share	$(0.12)	$0.54	$0.34

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

Calculation of percent of undistributed earnings allocable to common shareholders for the period in 2004 during which two classes of equity securities were outstanding is as follows:

Period from Jan. 1 to Dec. 9, 2004
Weighted average common shares outstanding	12,435
Weighted average redeemable convertible preferred shares outstanding	6,832

Weighted average common shares and redeemable convertible preferred shares outstanding	19,267
Relative number of common shares outstanding and percent of undistributed earnings allocable to common shareholders	65%

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of the following:

	December 31,
	2006	2005
Cash	$13,846	$1,159
Money market account	35,530	58,075

	$49,376	$59,234

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

As of December 31, 2006, short-term investments consisted of fixed maturity securities and investment grade municipal bonds of $28,400. These investments have contractual maturities beyond ten years and are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. As interest rates for these bonds are reset every 7 to 35 days, fair value approximates cost. We have not experienced any significant realized gains or losses on our short-term investments in the periods presented. There were no unrealized gains or losses at December 31, 2006 and 2005.

Note 6: Other Current Assets

At December 31, 2005, other current assets included $330 of restricted cash acquired through the acquisition of The Loan Page (see note 3). The cash was released to us in 2006.

Note 7: Property and Equipment, Net

Property and equipment, net of related depreciation and amortization consists of the following:

	December 31,
	2006	2005
Computer equipment and software	$6,624	$5,630
Internally developed software	7,427	3,696
Office equipment and furniture	2,644	2,327
Leasehold improvements	3,577	1,466
Construction in progress	—	1,688

	20,272	14,807
Less: accumulated depreciation and amortization	(8,803)	(3,689)

	$11,469	$11,118

Internally developed software and web site development costs include external direct costs and internal direct labor and related employee benefits costs. Internally developed software costs totaled $4,586 and $2,861 net of accumulated amortization at December 31, 2006 and 2005, respectively. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Amortization of capitalized internally developed software and web site development costs was $2,007, $260 and $199 for 2006, 2005 and 2004, respectively.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8: Intangible Assets, Net

Intangible assets and related accumulated amortization consists of the following:

	December 31,
	2006	2005
Cost:
Vendor agreements	$1,390	$1,390
Customer base	636	2,486
Developed technology	620	2,570
Domain names	384	384
Patents	35	26

Total cost	3,065	6,856

Accumulated amortization:
Vendor agreements	(1,390)	(1,101)
Customer base	(636)	(695)
Developed technology	(241)	(105)
Domain names	(172)	(102)

Total accumulated amortization	(2,439)	(2,003)

Total	$626	$4,853

During 2005 and 2004, we recorded additions to intangible assets of $3,963 and $1,247, respectively, related to the acquisitions described in note 3. The components and weighted average lives of intangible assets acquired during 2005 and 2004 are as follows:

	2005 Amount	2005 Weighted Average Life	2004 Amount	2004 Weighted Average Life
Customer base	$2,486	3.1 years	$636	1.5 years
Vendor agreements	1,390	3.0 years	1,390	3.0 years
Developed technology	2,570	4.3 years	457	3.0 years

	$6,446	3.5 years	$2,483	2.4 years

The Loan Page acquisition in 2005 resulted in additions to customer base of $1,850 and developed technology of $1,950, each with estimated lives of 5 years, which are reflected in the table above. As discussed in Note 2, these assets have been written off as of December 31, 2006.

Future amortization expense, based on net intangible assets at December 31, 2006, is expected to be as follows over each of the next five years:

Total
2007	$273
2008	234
2009	49
2010	35
2011	—

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9: Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. During 2006 and 2005, we recorded additions to goodwill of $681 and $5,299 respectively related to the acquisitions described in note 3. As discussed in Note 2, we have recognized $3,210 of goodwill impairment expense related to our mortgage segment.

Note 10: Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities:

	December 31,
	2006	2005
Accrued advertising	$3,973	$1,727
Accrued capital asset costs	104	2,347
Accrued business taxes	178	832
Other	802	1,623

	$5,057	$6,529

Note 11: Self Insurance

We became self insured for our medical and dental coverage in April 2005. Additionally we carry two separate stop-loss policies which protect us from claims on an individual exceeding $75 for the plan year or when cumulative claims exceed 120% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date. These estimates are based on an analysis of historical data and independent actuarial estimates. Our health and welfare accrual was $300 at the end of 2006.

Note 12: Income Taxes

Income tax expense is comprised of the following:

	Years Ended December 31,
	2006	2005	2004
Current	$297	$6,637	$4,304
Deferred	(3,529)	610	(254)

	$(3,232)	$7,247	$4,050

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2006	2005	2004
Statutory federal rate	35.0%	35.0%	34.0%
Tax exempt interest	14.6%	(2.9%)	(0.3%)
Other permanent differences	1.1%	0.5%	1.5%

Effective tax rate	50.7%	32.6%	35.2%

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowances and accruals	$456	$467
Stock-based compensation	1,674	425
Intangible assets	1,586	—
Deferred rent	484	599
Net operating loss carryforward — acquired as part of The Loan Page acquisition	1,212	1,212

Total deferred tax assets	5,412	2,703
Deferred tax liabilities:
Depreciation and amortization	(1,827)	(2,469)
Prepaids, discounts and other	(525)	(702)

Total deferred tax liabilities	(2,352)	(3,171)

Net deferred tax (liability) asset	$3,060	$(468)

Included in the summary of deferred tax assets and liabilities are those related to The Loan Page acquisition. The net operating losses generated by The Loan Page prior to the date of acquisition were recognized as deferred tax assets to the extent they are available to offset our future taxable income. During 2005 we were able to utilize $37 of net operating losses; remaining net operating losses total $3,462 and expire by 2024. Because of the tax regulations regarding a change in ownership, our use of these net operating losses is limited to $222 annually.

Our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. Because of the annual limitation on the use of the net operating losses, we will need to generate taxable income of at least $222 annually through 2024. We believe that, based on profitable operating history of HouseValues prior to 2006 and the availability of tax loss carrybacks, that it is more likely than not that we will be able to generate sufficient taxable income to realize all our of deferred tax assets and that no valuation allowance is required.

In addition to the deferred tax assets disclosed above, we have excess tax-deductible goodwill related to The Loan Page acquisition that we cannot recognize as a deferred tax asset to the extent that it exceeds the goodwill we reported for financial reporting purposes. As we realized the tax deductions for that excess tax-deductible goodwill, we reduced the carrying amount of goodwill related to the acquisition by $124 and $20 during 2006 and 2005, respectively. Future tax deductions will be recorded as a reduction of income tax expense. At December 31, 2006 the balance of the unamortized excess tax-deductible goodwill was $4,251, which would result in an expected tax benefit of $1,488 applying the 35% statutory rate.

At December 31, 2006, other assets included $1,417 of non-current deferred tax assets.

Note 13: Note Payable

During the fourth quarter of 2005 we acquired The Loan Page (see Note 3). As part of that acquisition we assumed a note payable with a face amount of $1,680 and a contractual interest rate of 3.55%. Upon acquisition, the note was discounted to a fair value of $1,590 to reflect an effective yield of 8.2%. The note requires all principal and interest be paid in full on December 22, 2008, a total payment of $2,000. The balance outstanding for this note payable, including accrued interest, was $1,742 at December 31, 2006.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Leases

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

In 2005, we entered into a noncancelable operating lease agreement for an office/warehouse building located on approximately 2.56 acres of real property located in Yakima, Washington. The lease has an initial term of five years with an option to extend the lease for an additional five years. Subject to the terms and conditions of the lease, we also have the option to purchase the leased premises.

Our facility leases contain free rent periods and in one case, predetermined fixed escalations. We recognize rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as a deferred liability, which is included as a component of deferred rent on the accompanying consolidated balance sheets.

The following is a schedule by year of future minimum payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006:

2007	701
2008	1,102
2009	976
2010	950

$3,729

Rent expense totaled $1,311, $1,027 and $1,315 during 2006, 2005 and 2004, respectively.

In September 2004, we gave notice of the early termination of the lease for our former corporate offices. As a result, we incurred an early termination penalty of $298, which was recorded in general and administrative expense in 2004.

Note 15: Redeemable Convertible Preferred Stock

Shares of our redeemable convertible preferred stock, Series A and B, were converted into common stock upon the closing of our 2004 initial public offering. Each share of redeemable convertible preferred stock was converted into one share of common stock.

Note 16: Stock Option Plans and Stock-Based Compensation

Stock Option Plans

We issue options to employees under the terms of our 2004 Equity Incentive Plan, which became effective on completion of our initial public offering in December 2004. Our shareholders approved 1,500,000 shares for issuance under this plan. Additionally, 442,829 shares from the 1999 Plan were transferred to the 2004 Plan and

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have or will be registered under the 2004 Plan. This plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors.

Prior to December 15, 2004 we issued options under the 1999 Stock Option Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. Unallocated shares created by cancellations of 442,829 were transferred automatically to the new plan.

Incentive and nonqualified stock options typically vest 25% during the first year and 6.25% over the next 12 quarters. Stock options typically expire the earlier of ten years from the date of grant or ninety days following termination of employment.

Expense Recognition

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

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of each employee option granted during 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Weighted average expected risk-free interest rate	4.61%	4.11%	4.45%
Weighted average expected volatility	82%	91%	28%
Expected life (in years)	3.0 years	3.1 years	4 years
Expected dividend yield	0%	0%	0%
Weighted average fair value	$3.85	$8.40	$3.95
Weighted average fair value of options granted at the common stock value	$3.85	$8.40	$1.36
Weighted average fair value of options granted below the common stock value	—	—	$5.24

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based awards recognized in income for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Total cost of share-based payment plans	$4,241	$1,101	$505
Amounts capitalized in internally developed software	(129)	—	—

Amounts charged against income, before income tax benefit	$4,112	$1,101	$505

Amount of related income tax benefit recognized in income	$1,374	$308	$128
Amounts recognized in income for amounts previously capitalized in fixed assets	$17	—	—

As of December 31, 2006, we had $11,131 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.55 years.

The following table presents the impact of our adoption of FAS 123R on selected line items from our consolidated financial statements for the year ended December 31, 2006:

	As reported following FAS 123R	If reported following APB 25
	Twelve months ended December 31, 2006
Condensed consolidated statement of operations:
Loss before income tax benefit	$(6,370)	$(3,300)
Net loss	$(3,138)	$(1,120)
Net loss per share
Basic	$(0.12)	$(0.04)
Diluted	$(0.12)	$(0.04)
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	$11,164	$11,714
Net cash used in financing activities	$9,515	$10,065

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,102,102	$6.93	$4.64
Options granted	1,365,400	6.82	3.86
Options exercised	(626,863)	2.19	1.06
Options forfeited	(765,921)	11.87	7.22
Options expired	(36,962)	13.32	8.98

Outstanding at December 31, 2006	4,037,756	$6.63	$4.40	8.1 years	$5,804

Exercisable at December 31, 2006	1,685,370	$5.02	$3.40	6.7 years	$4,618

The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total fair value of options that vested and were forfeited are included in the following table.

	Years Ended December 31,
	2006	2005	2004
Intrinsic value of options exercised	$3,005	$10,374	$7,437
Fair value of options vested	$4,502	$2,171	$346
Fair value of options forfeited	$5,527	$2,255	$266

A summary of the changes in our non-vested options during the year ended December 31, 2006 is presented below:

	Year ended December 31, 2006
	Option Activity	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	2,710,548	$6.20
Options granted	1,365,400	3.86
Options forfeited	(765,921)	7.22
Options vested	(957,641)	4.70

Non-vested at end of period	2,352,386	$5.12

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information under FAS 123 and APB 25

Prior to 2006, we used the intrinsic value method to determine our stock-based compensation. If we had used the fair value method to determine stock-based compensation, our 2005 and 2004 net income and earnings per share would have been changed to the following pro forma amounts:

	Years ended December 31,
	2005	2004
Net (loss) income, as reported	$14,983	$7,458
Add: stock-based compensation included in net income, net of tax	793	377
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(1,992)	(559)

Net income (pro forma for 2005 and 2004)	$13,784	$7,276

Basic net income per share:
As reported	$0.59	$0.39
Pro forma (for 2005 and 2004)	$0.54	$0.38
Diluted net income loss per share:
As reported	$0.54	$0.34
Pro forma (for 2005 and 2004)	$0.51	$0.33

Note 17: Common Stock

Initial Public Offering

We completed our initial public offering in December 2004. We sold 4,166,667 shares of common stock at $15.00 per share and received net proceeds of approximately $56.1 million, after underwriters’ discounts of $4.4 million and offering expenses of $2.0 million. Selling shareholders also sold 2,083,333 shares of common stock in the offering.

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2005
Options outstanding under the 1999 Stock Option Plan	1,812,995
Options outstanding under the 2004 Equity Incentive Plan	2,224,761
Additional options that can be issued under the 2004 Equity Incentive Plan	1,118,068

5,155,824

An additional 700,000 shares was authorized for issuance effective January 1, 2007 under the automatic annual increase provisions of the 2004 Equity Incentive Plan. We issue new shares for option exercises.

Note 18: 401(k) Plan

We provide a defined contribution 401(k) plan for our employees. Participating employees may contribute a portion of their salary to the plan up to the maximum allowed by the federal tax guidelines. Additionally, we may make discretionary contributions to the plan. To date, no discretionary contributions have been made to the plan.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19: Related Party Transaction

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

Notes Receivable from Shareholder

In connection with the exercise of employee stock options in March 2004, we made a $61 loan, which was repaid in December 2004.

Note 20: Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2006	2005	2004
Cash paid during the period for income taxes, net of refunds received	$907	$5,422	$3,519
Noncash investing and financing activities:
Accrued property and equipment purchases	$104	$2,448	$644
Note payable assumed in acquisition	$—	$1,590	$—
Accrued earn-out payments in connection with acquisition	$—	$606	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$4,185
Accrued common stock issuance costs	$—	$—	$618
Value of common stock vested in connection with acquisition	$—	$—	$463
Value of common stock options issued in connection with asset purchase	$—	$—	$410
Issuance of shareholder note for option exercise	$—	$—	$61

Note 21: B&O Tax Audit Settlement

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

Note 22: Segment Reporting

Financial information for our operating segments is presented below. Our reportable segments represent our two categories of customers — real estate agents and mortgage professionals. The services we provide, primarily a suite of services that includes leads on prospective customers, are similar, but each product set is tailored to the specific needs of the two different customer groups. Corporate information represents technology, corporate marketing, and general and administrative expenses, which are not allocated to the other reportable segments.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our services for mortgage professionals were launched in 2005. During 2006, we met the criteria under SFAS 131 for reporting two business segments based on the financial information provided to our Chief Operating Decision Maker. As discussed in Note 2, management made the decision to exit the mortgage lead generation business in January 2007.

Our chief operating decision maker evaluated performance and allocated resources to each segment based on their respective contribution margins. Contribution margin is defined as revenues reduced by direct operating costs, primarily sales and marketing costs in the Real Estate and Mortgage segments. Unallocated technology and corporate expenses and corporate assets (all of which are located in the United States) were centrally managed and not reviewed by our chief operating decision maker in evaluating results by segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except that stock-based compensation is not allocated to the real estate or mortgage segments. Intersegment transfers are recorded at our cost; there is no intercompany profit or loss on intersegment transfers.

	Year Ended December 31, 2006
	Real Estate	Mortgage	Unallocated Technology and Corporate	Total
Revenue	$85,962	$12,281	$—	$98,243
Direct operating costs	49,042	14,040	27,450	90,532

Contribution margin, as defined	$36,920	$(1,759)	$(27,450)	$7,711

	Year Ended December 31, 2005
	Real Estate	Mortgage	Unallocated Technology and Corporate	Total
Revenue	$79,104	$7,606	$—	$86,710
Direct operating costs	34,062	5,020	23,504	62,586

Contribution margin, as defined	$45,042	$2,586	$(23,504)	$24,124

Reconciliation of contribution margin, as defined for our segments to net income or loss as reported in the consolidated financial statements follows:

	Years Ended December 31,
	2006	2005
Segment contribution margin	$7,711	$24,124
Other expenses
Stock-based compensation	4,112	1,101
Impairment of goodwill and intangible assets	6,186	—
Depreciation and amortization of property and equipment	5,177	1,891
Amortization of intangible assets	1,259	776
Interest income, net	(2,653)	(1,874)

(Loss) income before taxes	(6,370)	22,230
Income tax (benefit) expense	(3,232)	7,247

Net (loss) income	$(3,138)	$14,983

HouseValues and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2006	$242	$3,189	$3,270	(A)	$161
December 31, 2005	$95	$2,518	$2,371	(A)	$242
December 31, 2004	$32	$823	$760	(A)	$95

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.