Form 10-Q
period 2007-03-31
HouseValues, Inc.
filed 2007-05-07
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2007

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

As of April 24, 2007, there were outstanding 24,577,046 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2007	2006
Revenues	$17,838	$23,234
Expenses:
Sales and marketing (1)	12,387	13,841
Technology and product development (1) (2)	2,790	2,836
General and administrative (1) (2)	3,552	3,102
Depreciation and amortization of property and equipment (2)	1,413	1,014
Amortization of intangible assets	395	213

Total expenses	20,537	21,006

(Loss) income from operations	(2,699)	2,228
Interest income, net	586	604

(Loss) income before income tax (benefit) expense	(2,113)	2,832
Income tax (benefit) expense	(945)	797

Net (loss) income from continuing operations	(1,168)	$2,035
Discontinued operations:
Loss from operations of discontinued mortgage segment (1)	(56)	(408)
Income tax benefit	(20)	(143)

Loss on discontinued operations	(36)	(265)

Net (loss) income	$(1,204)	$1,770

Net (loss) income per share—basic:
Continuing operations	$(0.05)	$0.08
Discontinued operations	$—	$(0.01)

Net basic (loss) income per share	$(0.05)	$0.07

Net (loss) income per share—diluted:
Continuing operations	$(0.05)	$0.07
Discontinued operations	$—	$(0.01)

Net diluted (loss) income per share	$(0.05)	$0.06

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Three months ended March 31,
	2007	2006
Sales and marketing	$230	$318
Technology and product development	115	141
General and administrative	889	502
Discontinued operations	19	91

	$1,253	$1,052

(2) Depreciation and amortization of property and equipment is allocated as follows:
	2007	2006
Technology and product development	$523	$522
General and administrative	890	492

	$1,413	$1,014

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$40,124	$49,376
Short-term investments	35,285	28,400
Accounts receivable, net of allowance of $203 and $161	100	416
Prepaid expenses and other assets	1,486	1,747
Deferred income taxes	2,022	1,643
Prepaid income taxes	947	2,254

Total current assets	79,964	83,836
Property and equipment, net of accumulated depreciation of $10,065 and $8,803	10,591	11,469
Goodwill	3,605	3,605
Intangible assets, net of accumulated amortization of $2,830 and $2,439	219	626
Deferred income taxes and other noncurrent assets	1,627	1,826

Total assets	$96,006	$101,362

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$777	$3,201
Accrued compensation and benefits	2,421	3,185
Accrued expenses and other current liabilities	3,213	5,057
Deferred rent, current portion	289	289
Deferred revenue	711	1,141

Total current liabilities	7,411	12,873
Deferred rent, less current portion	1,001	1,094
Note payable	1,774	1,742

Total liabilities	10,186	15,709
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,475,361 and 24,410,843 shares at March 31, 2007 and December 31, 2006, respectively	64,586	63,215
Retained earnings	21,234	22,438

Total shareholders’ equity	85,820	85,653

Total liabilities and shareholders’ equity	$96,006	$101,362

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,204)	$1,770
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,413	1,014
Amortization of intangible assets	396	401
Stock-based compensation	1,253	1,052
Tax benefit deficiency from exercises of stock options	(74)	—
Deferred income tax benefit	(589)	(409)
Changes in certain assets and liabilities
Accounts receivable	316	36
Prepaid expenses and other assets	(45)	341
Prepaid income taxes	1,307	209
Accounts payable	(1,601)	28
Accrued compensation and benefits	(764)	(571)
Accrued expenses and other current liabilities	(1,812)	336
Deferred rent	(93)	(74)
Deferred revenue	(430)	(39)

Net cash (used in) provided by operating activities	(1,927)	4,094

Cash flows from investing activities:
Purchases of short-term investments	(16,645)	(5,000)
Sales of short-term investments	9,760	65
Purchases of property and equipment	(611)	(3,748)
Additions to intangible assets and other	—	(41)
Earn-out payments related to the SOAR Solutions acquisition	—	(606)

Net cash used in investing activities	(7,496)	(9,330)

Cash flows from financing activities:
Proceeds from exercises of stock options	142	115
Tax benefit from exercises of stock options	29	145

Net cash provided by financing activities	171	260

Net decrease in cash and cash equivalents	(9,252)	(4,976)
Cash and cash equivalents at beginning of period	49,376	59,234

Cash and cash equivalents at end of period	$40,124	$54,258

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues, Inc. provides consumers and real estate professionals with the information and tools they need for success throughout the home buying and selling process. Our flagship consumer products include HomePages.com, an Internet web site that combines aerial maps, in-depth neighborhood information and nationwide home listings in one integrated web site; HouseValues.com, a service that provides home sellers with market valuations of their current home; and JustListed.com, a service that alerts home buyers as soon as new homes that meet their criteria hit the market. These consumer sites are integrated with Market Leader, our real estate customer relationship management application that helps real estate agents structure and automate much of their online lead follow-up process. We derive the majority of our revenues from sales to real estate professionals that include media services, software tools and training that they need to be successful in serving internet-enabled consumers.

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective for the quarter ended March 31, 2007, we have segregated the results of operations related to the mortgage business and presented them as discontinued operations (see note 2). For consistent presentation, we also have restated amounts from the prior year for discontinued operations. As a further result of our exit from the mortgage business, HouseValues now operates as a single segment representing revenues from our real estate agent customers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2006 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of results to be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Prior period financial statement amounts have been reclassified to conform with current period presentation. In 2007, we reclassified our credit card fees to sales and marketing from general and administrative, as management believes this to be a more appropriate classification of these costs.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In determining tax bases and evaluating tax positions taken in our filings, we determine that a tax position will more likely than not be sustained upon examination by taxing authorities before any benefit is recognized in our financial statements. To the extent that we do not meet this standard, benefit recognition is reduced accordingly and any related interest and penalties also are included in income tax expense.

Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

Recent Accounting Pronouncements

In January 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We will adopt SFAS 159 in 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

Note 2: Discontinued Operations – Mortgage Business

In 2005, we launched the JustListed Connect product and acquired The Loan Page product, both targeted at mortgage professionals. Since then, this highly competitive market has faced increasing economic and competitive challenges, especially for new market entrants like HouseValues. While we believe the underlying synergies between mortgage professionals and our real estate customers continue to exist, we decided in January 2007 to exit the mortgage business. With that announcement, we implemented a plan to eliminate headcount associated with the mortgage operation as well as an overall reduction in force.

Results of operations for the quarter ended March 31, 2007 related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statement of operations. We also have restated the comparative period from the prior year for discontinued operations. Included in discontinued operations are revenues of $715 and $3,637, including revenues from our JustListed Connect product of $422 and $2,482, for the three month periods ended March 31, 2007 and 2006, respectively. Continuing revenues from our JustListed Connect product are not considered significant, and there is not significant continuing involvement with the discontinued operations of the mortgage business.

During the first quarter of 2007 we paid severance costs of $63 related to the discontinued operations.

Note 3: Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share uses the weighted average common shares outstanding plus dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2007	2006
Net (loss) income from continuing operations	$(1,168)	$2,035
Net loss from discontinued operations	(36)	(265)

Net (loss) income	$(1,204)	$1,770

Weighted average common shares outstanding	24,428	25,810
Dilutive effect of stock options	—	1,543

Diluted Shares	24,428	27,353

Net (loss) income per share—basic:
Continuing operations	$(0.05)	$0.08
Discontinued operations	$—	$(0.01)

Net basic (loss) earnings per share	$(0.05)	$0.07

Net (loss) income per share—diluted:
Continuing operations	$(0.05)	$0.07
Discontinued operations	$—	$(0.01)

Net diluted (loss) earnings per share	$(0.05)	$0.06

Antidilutive stock options	2,570	1,696

Note 4: Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48. Both at the adoption date of January 1, 2007 and at March 31, 2007, we did not have any unrecognized tax benefits, nor did we have any interest or penalties accrued. We have concluded all U.S. federal income tax matters for years through 2003 and state and local taxes for years through 2002.

Our effective tax rate for continuing operations was 45% for the quarter ended March 31, 2007, compared to 28% for the quarter ended March 31, 2006. Our effective tax rate increased due to the increase in our tax-exempt interest income relative to operating results. The effective tax rate for discontinued operations approximates the statutory rate as those results are not impacted by investment income.

Note 5: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.

Determining Fair Value—Assumptions

The value of each employee option granted during the quarters ended March 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2007	2006
Expected life (in years)	3.0	3.0
Weighted average expected volatility	80%	90%
Weighted average risk-free interest rate	4.83%	4.55%
Expected dividend yield	0%	0%
Weighted average fair value	$2.82	$8.51

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

Three months ended March 31, 2007
Total cost of share-based payment plans	$1,274
Amounts capitalized in internally developed software	(21)

Amounts charged against income, before income tax benefit	$1,253

Amount of related income tax benefit recognized in income	$430
Amounts recognized in income for amounts previously capitalized in fixed assets	$5

As of March 31, 2007, we had $8,852 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.54 years.

Stock Option Activity

As of March 31, 2007, we had reserved 1.7 million shares for future issuance under our stock option plans. We issue new shares for option exercises.

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,037,756	$6.63
Options granted	426,100	5.16
Options exercised	(64,518)	2.20
Options canceled	(343,795)	9.68
Options expired	(9,323)	14.51

Outstanding at March 31, 2007	4,046,220	$6.27	8.0 years	$4,298

Exercisable at March 31, 2007	1,884,155	$5.52	6.6 years	$4,026

The total intrinsic value of options exercised and the total fair value of options that vested and were forfeited are included in the following table.

	Three months ended March 31,
	2007	2006
Intrinsic value of options exercised	$185	$632
Fair value of options vested	$1,745	$864
Fair value of options forfeited	$2,318	$1,239

Note 6: Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2007	2006
Cash paid during the period for income taxes	$311	$708
Income tax refunds received during the period	$1,949	—
Non-cash investing and financing activities:
Accrued earn-out payments in connection with acquisitions	—	$681
Change in payables for property and equipment	$97	$1,977

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to the Company’s anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the Company’s actual results include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on our Form 10-K for the period ended December 31, 2006 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward looking statements. The forward looking statements are made as of the date of this report and the Company assumes no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Results for the quarter ended March 31, 2007 continued to reflect broader real estate market conditions. Revenue from continuing operations for the first quarter was $17.8 million, down 23% from the comparative period last year driven by lower average revenue per customer and a decline in the customer base. In the first quarter of 2007, the National Association of Realtors reported that seasonally adjusted U.S. existing home sales were 5% lower than in the first quarter of the prior year. We believe this is creating financial pressure on real estate agents that is reflected in our key operating metrics. We have responded to the changing economic conditions by reducing our cost structure while continuing to improve our existing product offerings and to develop new product offerings that are intended to drive success for our real estate agent customers.

In January 2007, we announced our exit from the mortgage lead generation business and our intention to scale back or eliminate initiatives that are not critical to our real estate agent customers. These reductions resulted in an overall reduction of our workforce by about 12% or 60 employees. We plan to work with strategic and advertising partners to monetize organic mortgage demand originating on our web sites and will continue to facilitate cooperation between real estate agents and their mortgage partners. As a result of our decision to exit the mortgage business, we have presented results of operations related to the mortgage business as discontinued operations, including prior periods. In connection with the discontinuation of our mortgage operations and the reduction in workforce, discontinued operations incurred cash severance costs of $0.1 million, while continuing operations incurred cash severance costs of $0.3 million and additional stock compensation expense of $0.5 million. In the fourth quarter of 2006, we recorded a $6.2 million impairment charge for goodwill and intangible assets related to the mortgage business.

Results of Operations

Our discussion of operating results addresses results from continuing operations, our real estate business. Our former mortgage business has been presented in our financial statements as discontinued operations.

Revenues

	Three months ended March 31,
	2007	2006
Revenues	$17,838	$23,234

Real estate revenues for the first quarter of 2007 decreased 23% over the same quarter in 2006 due to a 16% decline in our average real estate revenue per customer and a 9% decline in average core real estate customer base. We believe that slower existing home sales are creating financial pressure on real estate agents that are reflected in the lower average revenue per customer and decreased customer base.

Revenue in the first quarter of 2007 decreased 7% over the fourth quarter of 2006. On a sequential quarter basis, we experienced a 9% decrease in average real estate core customer count, partially offset by a 2% increase in average real estate revenue per customer during the first quarter. More information about the sequential change in real estate revenue and customers is included in the “Key Operational Metrics – Real Estate Products” section of Management’s Discussion and Analysis.

Sales and Marketing

	Three months ended March 31,
	2007	% of Revenue	2006	% of Revenue
Sales and marketing expense before stock-based compensation	$12,157	68%	$13,523	58%
Stock-based compensation	230	1%	318	2%

Total sales and marketing expense	$12,387	69%	$13,841	60%

Sales and marketing expense in the first quarter of 2007 increased as a percentage of revenue driven primarily by comparable advertising costs on lower revenue. In total, expenses decreased from the same quarter in 2006 primarily due to reduced payroll and related expenses as we have scaled back headcount during 2006 and reduced our workforce in January 2007.

Technology and Product Development

	Three months ended March 31,
	2007	% of Revenue	2006	% of Revenue
Technology and product development expense before stock-based compensation	$2,675	15%	$2,695	11%
Stock-based compensation	115	1%	141	1%

Total technology and product development expense	$2,790	16%	$2,836	12%

Technology and product development expense decreased slightly in total dollars, but increased as a percentage of revenue for the quarter ended March 31, 2007 as compared to the same period in 2006, primarily due to lower revenues. The reduction in payroll and related expenses resulting from the reduction in workforce in January 2007, as well as reduced contractor expense were partially offset by severance costs related to the reduction in force.

General and Administrative

	Three months ended March 31,
	2007	% of Revenue	2006	% of Revenue
General and administrative expense before stock-based compensation	$2,663	15%	$2,600	11%
Stock-based compensation	889	5%	502	2%

Total general and administrative expense	$3,552	20%	$3,102	13%

General and administrative expenses increased in total dollars and as a percentage of revenues for the quarter ended March 31, 2007 when compared to the same period last year, primarily due to severance costs resulting from our reduction in workforce in January 2007. General and administrative expense included severance of approximately $0.2 million in cash compensation and $0.5 million of stock-based compensation resulting from the acceleration of stock options. These increases were mostly offset by reduced salaries and related expenses, including stock-based compensation aside from the impact of stock option acceleration related to severance packages, as well as reduced state taxes.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on capitalized software development, workstations and equipment. Additionally, in the first quarter of 2007 we recognized the remaining $0.1 million of accelerated depreciation on a technology investment in HomePages that was retired upon the launch of the next major release of the product at the end of the first quarter of 2007.

Amortization of Intangible Assets

Amortization of intangible assets increased for the quarter ended March 31, 2007 when compared to the same period in 2006 primarily due to $0.3 million acceleration of the remaining amortization on a technology investment in HomePages that was retired upon the launch of the next major release of the product at the end of the first quarter of 2007.

Interest Income

Interest income for the first quarter of 2007 was consistent with the first quarter of 2006. At March 31, 2007, we held $75.4 million in cash, cash equivalents and short-term investments, compared to $84.8 million at March 31, 2006. Overall lower cash and investment balances were largely offset by increased market rates.

Income Taxes

We recognized an income tax benefit for the first quarter of 2007 as a result of our pre-tax loss from continuing operations. Our first quarter 2007 effective tax rate for continuing operations was 45% compared to an effective tax rate from continuing operations of 28% for the first quarter of 2006 due to the increase in our tax-exempt interest income relative to operating results.

Because tax-exempt interest income represents a significant contribution to operating results, changes to forecasted operating income could have a significant impact on our effective tax rate and the related tax expense for the remainder of 2007.

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

In the first quarter of 2007, we announced our exit from the mortgage lead generation business. As a result of our decision to exit the mortgage business, we have presented results of operations related to the mortgage business as discontinued operations, including prior periods. Significant judgment and analysis was used to determine support costs classified as continuing operations and discontinued operations. Other critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our 2006 Annual Report on Form 10-K.

Quarterly Consolidated Statements of Income and Operational Data

The following tables present unaudited operational data pertaining to both our continuing operations and our discontinued operations for the five quarters ended March 31, 2007. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2006 Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Continuing Operations Data, in thousands:
Revenues	$17,838	$19,148	$21,091	$22,351	$23,234
Expenses:
Sales and marketing	12,387	13,463	14,463	13,709	13,841
Technology and product development	2,790	3,311	2,700	2,528	2,836
General and administrative	3,552	3,064	3,188	2,951	3,102
Depreciation and amortization of property and equipment	1,413	1,488	1,559	1,116	1,014
Amortization of intangible assets	395	70	68	213	213

Total expenses	20,537	21,396	21,978	20,517	21,006

(Loss) income from operations	(2,699)	(2,248)	(887)	1,834	2,228
Interest income, net	586	642	717	690	604

(Loss) income before income tax expense	(2,113)	(1,606)	(170)	2,524	2,832
Income tax (benefit) expense	(945)	(896)	351	—	797

Net (loss) income from continuing operations	$(1,168)	$(710)	$(521)	$2,524	$2,035

	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Discontinued Operations Data, in thousands:
Revenues from discontinued operations	$715	$2,373	$2,894	$3,515	$3,637
Loss from discontinued operations	(56)	(7,122)	(1,450)	(970)	(408)
Income tax benefit	(20)	(2,493)	(508)	(340)	(143)

Net loss from discontinued operations	$(36)	$(4,629)	$(942)	$(630)	$(265)

Key Operational Metrics

The following table presents operational data related to our real estate products for the five quarters ended March 31, 2007:

	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Operational Data:
Components of revenue (in thousands):
Real estate core revenue (1)	$17,514	$18,735	$20,623	$21,953	$22,747
Other real estate revenue (2)	324	413	468	398	487

Net real estate revenue (3)	$17,838	$19,148	$21,091	$22,351	$23,234
Core real estate customers, end of period	13,508	14,596	16,184	15,993	15,825
Average monthly churn rate (4)	10.4%	9.3%	7.6%	7.4%	6.6%
Average core real estate customers in the quarter (5)	14,052	15,390	16,089	15,909	15,398
Average monthly revenue per core real estate customer (6)	$415	$406	$427	$460	$492

(1)	Real estate core revenue consists of revenue for our primary real estate service offerings, HouseValues, JustListed, and agent advertising products. The customers from these primary service offerings are referred to as “core real estate customers.”
(2)	Other real estate revenue includes revenue related to ancillary services, such as sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.
(3)	Real estate core and other revenues have been revised from amounts previously reported by immaterial amounts.
(4)	Average monthly customer churn is calculated by dividing the number of core real estate customers who canceled during the quarter by the average core customers in the quarter, divided by the number of months in the quarter. Core real estate customers are customers from whom we collect fees for our core revenues. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average core real estate customers in the quarter are calculated as the average of core real estate customers at the beginning and at the end of the quarter.
(6)	Average revenue per core real estate customer is calculated as core real estate revenue for the quarter divided by the average number of core real estate customers in the quarter.

Our core real estate customer count decreased by 1,088 customers during the first quarter of 2007, compared to a net decrease of 1,588 customers in the fourth quarter of 2006. Ending core real estate customers at March 31, 2007 had decreased 15% compared to March 31, 2006.

Average monthly churn for our real estate business was 10.4% for the first quarter of 2007, up from 9.3% in the fourth quarter of 2006. Monthly churn of 10.4% equates to 89.6% monthly retention which represents a 27% annualized retention rate. Churn increased as a result of a higher number of cancellations which was partially offset by seasonally stronger new customer acquisition. We believe that the high rate of cancellations partially reflects new customers acquired in prior periods consistent with a peak in cancellations that has been historically seen twelve to fourteen months into the customer lifecycle.

Additionally, we believe that slower existing home sales continued to contribute to the high number of cancellations in the first quarter of 2007. While we expect to experience fluctuations in our churn rate from quarter to quarter, we believe that both of these factors may continue to drive high cancellation levels in the near term.

Average monthly revenue per real estate customer for the first quarter of 2007 increased 2% compared to the fourth quarter of 2006. Average revenue per customer will fluctuate from quarter to quarter based on the number of customers, the mix of sales for products priced differently across lower and higher priced geographies, the demand for existing services and the acceptance of new offerings.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Three months Ended March 31,
	2007	2006
	(dollars in thousands)
Cash (used in) provided by operating activities	$(1,927)	$4,094
Cash used in investing activities	(7,496)	(9,330)
Cash provided by financing activities	171	260

Cash equivalents and short-term investments consist of money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. These municipal notes are classified as short-term investments available for sale and are reported at fair value, which approximates cost.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, $75.4 million at March 31, 2007, as well as the cash flow that we may generate from our operations.

Operating Activities

Net cash from operating activities primarily consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes and the effect of changes in working capital. Cash flow used in operations for the first quarter of 2007 was $1.9 million, a decline of $6.0 million from the same period in 2006 primarily due to a $4.4 million reduction in our current liabilities, as well as lower operating profits.

Investing Activities

Cash used in investing activities for the first quarter of 2007 decreased by $1.8 million compared to the same period last year. During the first three months of 2007 lower capital expenditures were partially offset by the net increase in short-term investments. Our capital expenditures in 2007 were generally investments in our customer-facing infrastructure and the development costs related to new products and features.

Financing Activities

Cash provided by financing activities remained relatively consistent.

Recent Accounting Pronouncements

In January 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The adoption of this Interpretation did not have a material impact on our financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We will adopt SFAS 159 in 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the first fiscal quarter of 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

Through March 31, 2007, we have used approximately $24.1 million of the proceeds to purchase property and equipment, intangible assets, and to complete acquisitions. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1*	Description of 2007 Management Bonus Incentive Plan, filed herein.

10.2*	Amendment to Employment Agreement by and between the registrant and John Zdanowski, dated May 20, 2004, filed herein.

10.3*	Employment Agreement by and between the registrant and Gregg Eskenazi, dated January 5, 2004, filed herein.

10.4*	Employment Agreement by and between the registrant and Clayton Lewis, dated August 23, 2004, filed herein.

10.5*	Employment Agreement by and between the registrant and Tom Romary, dated October 14, 2005, filed herein.

10.6*	Separation Agreement and Release by and between the registrant and Tom Romary, dated August 9, 2006, filed herein.

31.1	Certification of Ian Morris, Chief Executive Officer and President of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of R. Barry Allen, Chief Financial Officer and Executive Vice President of Operations for HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of Ian Morris, Chief Executive Officer and President of HouseValues, Inc. and R. Barry Allen, Chief Financial Officer and Executive Vice President of Operations for HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

*	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson Authorized Officer and Principal Accounting Officer May 7, 2007