Form 10-Q
period 2007-06-30
HouseValues, Inc.
filed 2007-08-06
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2007

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

As of July 24, 2007, there were outstanding 24,657,357 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$15,984	$22,351	$33,822	$45,585
Expenses:
Sales and marketing (1)	10,241	13,709	22,628	27,550
Technology and product development (1)	2,507	2,528	5,297	5,364
General and administrative (1)	3,015	2,951	6,567	6,053
Depreciation and amortization of property and equipment (2)	1,354	1,116	2,767	2,130
Amortization of intangible assets	16	213	411	426

Total expenses	17,133	20,517	37,670	41,523

(Loss) income from operations	(1,149)	1,834	(3,848)	4,062
Interest income, net	751	690	1,337	1,294

(Loss) income before income tax (benefit) expense	(398)	2,524	(2,511)	5,356
Income tax (benefit) expense	(112)	—	(1,057)	797

Net (loss) income from continuing operations	(286)	2,524	(1,454)	4,559
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment (1)	183	(970)	127	(1,378)
Income tax expense (benefit)	64	(340)	44	(483)

Gain (loss) on discontinued operations	119	(630)	83	(895)

Net (loss) income	$(167)	$1,894	$(1,371)	$3,664

Net (loss) income per share—basic:
Continuing operations	$(0.01)	$0.10	$(0.06)	$0.18
Discontinued operations	$—	$(0.02)	$—	$(0.03)

Net basic (loss) income per share	$(0.01)	$0.07	$(0.06)	$0.14

Net (loss) income per share—diluted:
Continuing operations	$(0.01)	$0.09	$(0.06)	$0.17
Discontinued operations	$—	$(0.02)	$—	$(0.03)

Net diluted (loss) income per share	$(0.01)	$0.07	$(0.06)	$0.13

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	2007	2006	2007	2006
Sales and marketing	$122	$183	$352	$501
Technology and product development	147	207	262	348
General and administrative	455	628	1,344	1,130
Discontinued operations	—	78	19	169

	$724	$1,096	$1,977	$2,148

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	2007	2006	2007	2006
Technology and product development	$796	$598	$1,686	$1,120
General and administrative	558	518	1,081	1,010

	$1,354	$1,116	$2,767	$2,130

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$38,821	$49,376
Short-term investments	35,135	28,400
Accounts receivable, net of allowance of $34 and $161	37	416
Prepaid expenses and other assets	2,323	1,747
Deferred income taxes	1,710	1,643
Prepaid income taxes	1,087	2,254

Total current assets	79,113	83,836
Property and equipment, net of accumulated depreciation of $11,420 and $8,803	10,341	11,469
Goodwill	3,605	3,605
Intangible assets, net of accumulated amortization of $2,226 and $2,439	204	626
Deferred income taxes	1,589	1,417
Other noncurrent assets	508	409

Total assets	$95,360	$101,362

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$414	$3,201
Accrued compensation and benefits	2,216	3,185
Accrued expenses and other current liabilities	2,595	5,057
Deferred rent, current portion	289	289
Deferred revenue	610	1,141

Total current liabilities	6,124	12,873
Deferred rent, less current portion	908	1,094
Note payable	1,807	1,742

Total liabilities	8,839	15,709
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,644,670 and 24,410,843 shares at June 30, 2007 and December 31, 2006, respectively	65,454	63,215
Retained earnings	21,067	22,438

Total shareholders’ equity	86,521	85,653

Total liabilities and shareholders’ equity	$95,360	$101,362

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,371)	$3,664
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,767	2,130
Amortization of intangible assets	411	805
Stock-based compensation	1,977	2,148
Excess tax benefit from exercises of stock options	(48)	—
Deferred income tax benefit	(239)	(703)
Changes in certain assets and liabilities
Accounts receivable	379	(50)
Prepaid expenses and other assets	(1,278)	818
Prepaid income taxes	864	3
Other noncurrent assets	(88)	—
Accounts payable	(1,981)	(231)
Accrued compensation and benefits	(969)	(911)
Accrued expenses and other liabilities	(2,397)	1,207
Deferred rent	(186)	(159)
Deferred revenue	(531)	(101)

Net cash (used in) provided by operating activities	(2,690)	8,620

Cash flows from investing activities:
Purchases of short-term investments	(16,645)	(5,000)
Sales of short-term investments	9,910	65
Purchases of property and equipment	(1,688)	(5,619)
Additions to intangible assets and other	—	(48)
Earn-out payments related to the SOAR Solutions acquisition	—	(1,287)

Net cash used in investing activities	(8,423)	(11,889)

Cash flows from financing activities:
Proceeds from exercises of stock options	510	567
Excess tax benefit from exercises of stock options	48	305

Net cash provided by financing activities	558	872

Net decrease in cash and cash equivalents	(10,555)	(2,397)
Cash and cash equivalents at beginning of period	49,376	59,234

Cash and cash equivalents at end of period	$38,821	$56,837

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues, Inc. provides consumers and real estate professionals with the information and tools they need for success throughout the home buying and selling process. Our flagship consumer products include HouseValues.com, a service that provides home sellers with market valuations of their current home; JustListed.com, a service that alerts home buyers as soon as new homes that meet their criteria hit the market; and HomePages.com, an Internet web site that combines aerial maps, in-depth neighborhood information and nationwide home listings in one integrated web site. These consumer sites are integrated with Market Leader, our real estate customer relationship management application that helps real estate agents structure and automate much of their online lead follow-up process. We derive the majority of our revenues from sales to real estate professionals that include media services, software tools and training that they need to be successful in serving internet-enabled consumers.

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In January 2007, we announced our exit from the mortgage related portion of our business. As a result, we have segregated the results of operations related to the mortgage business and presented them as discontinued operations (see note 2). For consistent presentation, we also have restated amounts from the prior year for discontinued operations. As a further result of our exit from the mortgage business, HouseValues now operates as a single segment representing revenues from our real estate agent customers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2006 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of results to be expected for a full year.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. We will adopt SFAS 157 in January 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

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

Results of operations for the three and six month periods ended June 30, 2007 related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statement of operations. We also have restated the comparative period from the prior year for discontinued operations. The following table presents the revenues included in discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues from discontinued operations	$253	$3,515	$968	$7,152
Included in revenues from discontinued operations are revenues from JustListed Connect of	$252	$1,732	$674	$4,214

Continuing revenues from our JustListed Connect product are not considered significant, and we do not have significant continuing involvement with the discontinued operations of the mortgage business.

Note 3: Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share uses the weighted average common shares outstanding plus dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net (loss) income from continuing operations	$(286)	$2,524	$(1,454)	$4,559
Net income (loss) from discontinued operations	119	(630)	83	(895)

Net (loss) income	$(167)	$1,894	$(1,371)	$3,664

Weighted average common shares outstanding	24,607	25,929	24,518	25,870
Dilutive effect of stock options	—	1,343	—	1,501

Diluted Shares	24,607	27,272	24,518	27,371

Net (loss) income per share—basic:
Continuing operations	$(0.01)	$0.10	$(0.06)	$0.18
Discontinued operations	$—	$(0.02)	$—	$(0.03)

Net basic (loss) earnings per share	$(0.01)	$0.07	$(0.06)	$0.14

Net (loss) income per share—diluted:
Continuing operations	$(0.01)	$0.09	$(0.06)	$0.17
Discontinued operations	$—	$(0.02)	$—	$(0.03)

Net diluted (loss) earnings per share	$(0.01)	$0.07	$(0.06)	$0.13

Antidilutive stock options	3,557	1,910	3,179	1,860

Note 4: Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48. Both at the adoption date of January 1, 2007 and at June 30, 2007, we did not have any unrecognized tax benefits, nor did we have any interest or penalties accrued. We have concluded all U.S. federal income tax matters for years through 2003 and state and local taxes for years through 2002.

Our effective tax rate for continuing operations was 42% for the six months ended June 30, 2007, compared to 15% for the six months ended June 30, 2006. Our effective tax rate varies from the statutory rate due to the increase in our tax-exempt interest income relative to operating results. The effective tax rate for discontinued operations approximates the statutory rate as those results are not impacted by investment income.

Note 5: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.

Determining Fair Value—Assumptions

The value of each employee option granted during the periods ended June 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected life (in years)	3.0	3.0	3.0	3.0
Weighted average expected volatility	70%	90%	79%	90%
Weighted average risk-free interest rate	4.79%	4.99%	4.83%	4.68%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$2.34	$5.26	$2.78	$7.55

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Total cost of share-based payment plans	$759	$2,033
Amounts capitalized in internally developed software	(35)	(56)

Amounts charged against income, before income tax benefit	$724	$1,977

Amount of related income tax benefit recognized in income	$245	$676
Amounts recognized in income for amounts previously capitalized in fixed assets	$15	$20

As of June 30, 2007, we had $7,632 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.44 years.

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,037,756	$6.63
Options granted	463,500	5.13
Options exercised	(233,827)	2.18
Options canceled	(435,134)	9.11
Options expired	(124,236)	12.58

Outstanding at June 30, 2007	3,708,059	$6.23	7.7 years	$3,118

Exercisable at June 30, 2007	1,742,854	$5.50	6.3 years	$2,812

The total intrinsic value of options exercised and the total fair value of options that vested and were forfeited are included in the following table.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Intrinsic value of options exercised	$450	$1,214	$633	$1,846
Fair value of options vested	$645	$864	$2,390	$1,729
Fair value of options forfeited	$550	$777	$2,752	$2,016

Note 6: Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2007	2006
Cash paid during the period for income taxes	$311	$708
Income tax refunds received during the period	$1,949	—
Non-cash investing and financing activities:
Change in payables for property and equipment	$104	$2,156
Change in accrued earn-out payments in connection with acquisitions	$—	$668

Note 7: Subsequent Event

On July 31, 2007, we implemented a plan to reduce operating expenses, including the closure of our satellite sales and service center in Yakima, Washington. In connection with this plan, we a reduced our workforce by approximately 30%, or about 100 employees. In the third quarter of 2007, we expect to record severance charges of approximately $0.4 million, lease obligations through October 2008 and lease termination costs from $0.4 to $0.5 million and various other costs. Included in these other costs are facility expenses and costs associated with the disposition of assets at the Yakima facility. We invested in leasehold improvements at the Yakima facility, which have a net book value at June 30, 2007 of approximately $1.5 million as well as other assets with a net book value of $0.4 million. We currently do not have sufficient information to estimate other costs we expect to incur in connection with this exit plan.

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

Overview

Challenges related to the current real estate climate continued to affect our business, creating financial pressure on real estate agents that is reflected in our key operating metrics. Revenue from continuing operations for the second quarter was $16.0 million, down 28% from the comparative period last year driven by a decline in the customer base and lower average revenue per customer.

We are responding to the changing economic conditions by reducing our cost structure while continuing to improve our existing product offerings and to develop new product offerings that are intended to drive success for our real estate agent customers. On July 31, 2007, we implemented a plan to reduce operating expenses, including the closure of our satellite sales and service center in Yakima, Washington. In connection with this plan, we reduced our workforce by approximately 30%, or about 100 employees. We expect that these actions will result in approximately $9.0 million in annualized savings on operating expenses. In the third quarter of 2007, we expect to record severance charges of approximately $0.4 million, lease obligations through October 2008 and lease termination costs from $0.4 to $0.5 million and various other costs. Included in these other costs are facility expenses and costs associated with the disposition of assets at the Yakima facility. We invested in leasehold improvements at the Yakima facility, which have a net book value at June 30, 2007 of approximately $1.5 million as well as other assets with a net book value of $0.4 million. We currently do not have sufficient information to estimate other costs we expect to incur in connection with this exit plan.

In January 2007, we announced our exit from the mortgage lead generation business and our intention to scale back or eliminate initiatives that are not critical to our real estate agent customers. These reductions resulted in an overall reduction of our workforce by about 12% or 60 employees. As a result of our decision to exit the mortgage business, we have presented results of operations related to the mortgage business as discontinued operations, including prior periods. In connection with the discontinuation of our mortgage operations and the reduction in workforce we incurred severance costs of $0.9 million.

Over the past several quarters, we have adapted to changing market conditions by better aligning our expenses with our expected revenue. We are focused on preserving our strong liquidity as a key asset to enable us to make strategic investments in our business going forward.

Results of Operations

Our discussion of operating results addresses results from continuing operations, our real estate business. Our former mortgage business has been presented in our financial statements as discontinued operations.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Real Estate Revenues	$15,984	$22,351	$33,822	$45,585

Real estate revenues decreased 28% for the quarter and 26% for the year-to-date period ended June 30, 2007 when compared to the same periods in 2006, primarily due to a 19% decline in our average core real estate customer base and a 12% decline in our average real estate revenue per customer over the past twelve months. We believe that slower existing home sales are creating financial pressure on real estate agents that are reflected in our decreased customer base and our lower average revenue per customer.

Revenue in the second quarter of 2007 decreased 10% from the first quarter of 2007. On a sequential quarter basis, we experienced a 9% decrease in average real estate core customer count and a 2% decrease in average real estate revenue per customer during the second quarter. More information about the sequential change in real estate revenue and customers is included in the “Key Operational Metrics – Real Estate Products” section of Management’s Discussion and Analysis.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales and marketing expense before stock-based compensation	$10,119	$13,526	$22,276	$27,049
Stock-based compensation	122	183	352	501

Total sales and marketing expense	$10,241	$13,709	$22,628	$27,550

As a percentage of revenue:
Sales and marketing expense before stock-based compensation	63%	60%	66%	59%
Stock-based compensation	1%	1%	1%	1%

Total sales and marketing expense	64%	61%	67%	60%

Sales and marketing expense for the quarter ended June 30, 2007 decreased from the same period in 2006 primarily due to lower advertising costs relative to our lower revenue base, as well as reduced payroll and related expenses as we scaled back headcount during 2007. For the year-to-date period ended June 30, 2007, sales and marketing expense decreased 18%, primarily due to decreased payroll and related expenses, as well as lower advertising costs. The reduction to advertising costs was due in part to the renegotiation of a key contract that resulted in a one-time $0.4 million benefit during the second quarter.

Sales and marketing expense declined 17% in the second quarter of 2007 compared to the first quarter of 2007 primarily due to reduced advertising costs that included the impact of the renegotiation of a key contract, as well as reduced payroll and related expenses. Additionally first quarter results included severance expense related to our January 2007 reduction in workforce.

Technology and Product Development

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Technology and product development expense before stock-based compensation	$2,360	$2,321	$5,035	$5,016
Stock-based compensation	147	207	262	348

Total technology and product development expense	$2,507	$2,528	$5,297	$5,364

As a percentage of revenue:
Technology and product development expense before stock-based compensation	15%	10%	15%	11%
Stock-based compensation	1%	1%	1%	1%

Total technology and product development expense	16%	11%	16%	12%

Technology and product development expense decreased slightly in total dollars, but increased as a percentage of revenue for the quarter and year-to-date periods ended June 30, 2007 compared to 2006, primarily due to our lower revenue base. The reduction in payroll and related expenses resulted from the reduction in workforce in January 2007, as well as reduced use of outside contractors.

Technology and product development expense decreased 10% in the second quarter of 2007 when compared to the first quarter of 2007 primarily due to our reduction in headcount.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
General and administrative expense before stock-based compensation	$2,560	$2,323	$5,223	$4,923
Stock-based compensation	455	628	1,344	1,130

Total general and administrative expense	$3,015	$2,951	$6,567	$6,053

As a percentage of revenue:
General and administrative expense before stock-based compensation	16%	10%	15%	11%
Stock-based compensation	3%	3%	4%	2%

Total general and administrative expense	19%	13%	19%	13%

General and administrative expense increased for the six month period ended June 30, 2007 when compared to the same period last year, primarily due to severance costs resulting from our reduction in workforce in January 2007. General and administrative expense included severance of approximately $0.2 million in cash compensation and $0.5 million of stock-based compensation resulting from the acceleration of stock options. These increases were mostly offset by reduced salaries and related expenses related to our headcount reduction. Expense for the second quarter of 2007 was consistent with the same period last year as increased recruiting, payroll and related expenses were partially offset by a decrease to our stock compensation expense.

General and administrative expenses declined 15% in the second quarter of 2007 compared to the first quarter due to the recognition of severance and the acceleration of stock-based compensation in the first quarter related to our January reduction in workforce.

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

Amortization of Intangible Assets

Amortization of intangible assets was consistent with 2006 on a year-to-date basis but decreased significantly for the second quarter of 2007 when compared to the same period in 2006. In the first quarter of 2007, we accelerated the $0.3 million of amortization remaining on a technology investment in HomePages that was retired upon the launch of the next major release of the product at the end of March 2007. Amortization expense for the second quarter declined significantly due to impairment of intangibles we recognized at the end of 2006 and the completion of the HomePages acceleration.

Interest Income

Interest income for the three and six month periods ended June 30, 2007 was consistent with same periods in 2006. At June 30, 2007, we held $74.0 million in cash, cash equivalents and short-term investments, compared to $87.4 million at June 30, 2006. Overall lower cash and investment balances were largely offset by increased market rates.

Income Taxes

We recognized an income tax benefit for the three and six months periods ended June 30, 2007 as a result of our pre-tax loss from continuing operations during these periods. Our 2007 year-to-date effective tax rate for continuing operations was 42%, down slightly from our first quarter annual estimated effective tax rate of 45%. Our effective tax rate for continuing operations for the second quarter of 2007 was 28%, reflecting the adjustment to our annual effective tax rate from the first quarter of 2007. The change to our estimated annual effective tax rate resulted from an adjustment to our annual forecasted taxable income relative to our annual forecasted tax-exempt interest income. These rates compare to effective tax rate on income from continuing operations of 15% for the year-to-date period ended June 30, 2006.

Given our recent history of operating losses, we carefully evaluated the need for a valuation allowance to offset against our deferred tax assets. At this time we do not believe that a valuation allowance is necessary, however we will continue to evaluate the need for valuation allowance going forward. Recording a valuation allowance would result in a non-cash charge to our income tax expense with a corresponding offset to the deferred tax assets on our balance sheet.

Because tax-exempt interest income represents a significant contribution to operating results, changes to forecasted operating income or the amount of tax-exempt interest income could have a significant impact on our effective tax rate and the related tax expense for the remainder of 2007.

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

Quarterly Consolidated Statements of Income and Operational Data

The following tables present unaudited operational data pertaining to both our continuing operations and our discontinued operations for the six quarters ended June 30, 2007. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2006 Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Continuing Operations Data, in thousands:
Revenues	$15,984	$17,838	$19,148	$21,091	$22,351	$23,234
Expenses:
Sales and marketing	10,241	12,387	13,463	14,463	13,709	13,841
Technology and product development	2,507	2,790	3,311	2,700	2,528	2,836
General and administrative	3,015	3,552	3,064	3,188	2,951	3,102
Depreciation and amortization of property and equipment	1,354	1,413	1,488	1,559	1,116	1,014
Amortization of intangible assets	16	395	70	68	213	213

Total expenses	17,133	20,537	21,396	21,978	20,517	21,006

(Loss) income from operations	(1,149)	(2,699)	(2,248)	(887)	1,834	2,228
Interest income, net	751	586	642	717	690	604

(Loss) income before income tax expense	(398)	(2,113)	(1,606)	(170)	2,524	2,832
Income tax (benefit) expense	(112)	(945)	(896)	351	—	797

Net (loss) income from continuing operations	$(286)	$(1,168)	$(710)	$(521)	$2,524	$2,035

	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Discontinued Operations Data, in thousands:
Revenues from discontinued operations	$253	$715	$2,373	$2,894	$3,515	$3,637

Gain (loss) from discontinued operations	183	(56)	(7,122)	(1,450)	(970)	(408)
Income tax expense (benefit)	64	(20)	(2,493)	(508)	(340)	(143)

Net income (loss) from discontinued operations	$119	$(36)	$(4,629)	$(942)	$(630)	$(265)

Key Operational Metrics

The following table presents operational data related to our real estate products for the six quarters ended June 30, 2007:

	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Operational Data:
Components of revenue (in thousands):
Real estate core revenue (1)	$15,619	$17,514	$18,735	$20,623	$21,953	$22,747
Other real estate revenue (2)	365	324	413	468	398	487

Net real estate revenue (3)	$15,984	$17,838	$19,148	$21,091	$22,351	$23,234
Core real estate customers, end of period	12,207	13,508	14,596	16,184	15,993	15,825
Average monthly churn rate (4)	9.1%	10.4%	9.3%	7.6%	7.4%	6.6%
Average core real estate customers in the quarter (5)	12,858	14,052	15,390	16,089	15,909	15,398
Average monthly revenue per core real estate customer (6)	$405	$415	$406	$427	$460	$492

(1)	Real estate core revenue consists of revenue from our primary real estate service offerings, HouseValues, JustListed, and agent advertising products. The customers from these primary service offerings are referred to as “core real estate customers.”
(2)	Other real estate revenue includes revenue related to ancillary services, such as sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.
(3)	Real estate core and other revenues have been revised from amounts previously reported by immaterial amounts.
(4)	Average monthly customer churn is calculated by dividing the number of core real estate customers who canceled during the quarter by the average core real estate customers in the quarter, divided by the number of months in the quarter. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average core real estate customers in the quarter are calculated as the average of core real estate customers at the beginning and at the end of the quarter.
(6)	Average revenue per core real estate customer is calculated as core real estate revenue for the quarter divided by the average number of core real estate customers in the quarter.

Our core real estate customer count decreased by 1,301 customers during the second quarter of 2007, compared to a net decrease of 1,088 customers in the first quarter of 2007. Ending core real estate customers at June 30, 2007 had decreased 24% compared to June 30, 2006.

Average monthly churn for our real estate business was 9.1% for the second quarter of 2007, down from 10.4% in the first quarter of 2007. Monthly churn of 9.1% equates to 90.9% monthly retention which represents a 32% annualized retention rate. Churn decreased as a result of a lower number of cancellations. We believe that slower existing home sales continued to contribute to the high number of cancellations in the second quarter of 2007. Additionally, we believe that the high rate of cancellations partially reflects new customers acquired in prior periods consistent with a peak in cancellations that has been historically seen twelve to fourteen months into the customer lifecycle. While we expect to experience fluctuations in our churn rate from quarter to quarter, we believe that both of these factors may continue to drive high cancellation levels in the near term.

Average monthly revenue per real estate customer for the second quarter of 2007 decreased 2% compared to the first quarter of 2007. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, the demand for existing services and the acceptance of new offerings.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Six months Ended June 30,
	2007	2006
	(dollars in thousands)
Cash (used in) provided by operating activities	$(2,690)	$8,620
Cash used in investing activities	(8,423)	(11,889)
Cash provided by financing activities	558	872

Cash equivalents and short-term investments consist of money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. These municipal notes are classified as short-term investments available for sale and are reported at fair value, which approximates cost.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, which totaled $74.0 million at June 30, 2007, as well as the cash flow that we may generate from our operations.

Operating Activities

Net cash from operating activities primarily consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes and the effect of changes in working capital. Cash used in operations for the first six months of 2007 was $2.7 million, a decline from the same period in 2006 primarily due to a $5.4 million reduction in our current liabilities, as well as lower operating profits.

Investing Activities

Cash used in investing activities for the second quarter of 2007 decreased by $3.5 million compared to the same period last year. During the first half of 2007 lower capital expenditures were partially offset by the net increase in short-term investments. Our capital expenditures in 2007 were generally investments in our customer-facing infrastructure and the development costs related to new products and features.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. We will adopt SFAS 157 in January 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the second fiscal quarter of 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

Through June 30, 2007, we have used approximately $25.2 million of the proceeds to purchase property and equipment, intangible assets, and to complete acquisitions. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 31, 2007. The following nominee was elected to be a director for a three year term expiring in 2010, by the vote set forth below. There were no broker non-votes with respect to any of the nominees.

Nominee	For	Withheld
Frank M. “Pete” Higgins	21,468,274	218,837

Continuing directors are Jon W. Gacek, Richard A. Mendenhall and Ian Morris, whose terms expire in 2008 and Nicolas J. Hanauer whose term expires in 2009. As we disclosed in a Current Report on Form 8-K filed April 30, 2007, Mark S. Powell retired from our board of directors as of the date of the annual meeting. Effective with Mr. Powell’s departure, Mr. Higgins was named his successor as the Chairman of the Board.

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
Jacqueline Davidson Authorized Officer and Principal Accounting Officer August 6, 2007