Form 10-Q
period 2007-09-30
HouseValues, Inc.
filed 2007-11-07
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2007

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

As of October 26, 2007, there were outstanding 24,475,485 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$13,797	$21,091	$47,619	$66,676
Expenses:
Sales and marketing (1)	8,946	14,463	31,574	42,013
Technology and product development (1)	2,123	2,700	7,420	8,064
General and administrative (1)	2,864	3,188	9,431	9,241
Impairment of long-lived assets	1,200	—	1,200	—
Depreciation and amortization of property and equipment (2)	1,280	1,559	4,047	3,689
Amortization of intangible assets	16	68	427	494

Total expenses	16,429	21,978	54,099	63,501

(Loss) income from operations	(2,632)	(887)	(6,480)	3,175
Interest income, net	883	717	2,220	2,011

(Loss) income before income tax (benefit) expense	(1,749)	(170)	(4,260)	5,186
Income tax (benefit) expense	(800)	351	(1,857)	1,148

Net (loss) income from continuing operations	(949)	(521)	(2,403)	4,038
Discontinued operations:
Income (loss) from operations of discontinued mortgage segment (1)	113	(1,450)	240	(2,828)
Income tax expense (benefit)	39	(508)	83	(991)

Income (loss) on discontinued operations	74	(942)	157	(1,837)

Net (loss) income	$(875)	(1,463)	$(2,246)	$2,201

Net (loss) income per share—basic:
Continuing operations	$(0.04)	$(0.02)	$(0.10)	$0.16
Discontinued operations	$—	$(0.04)	$0.01	$(0.07)

Net basic (loss) income per share	$(0.04)	$(0.06)	$(0.09)	$0.09

Net (loss) income per share—diluted:
Continuing operations	$(0.04)	$(0.02)	$(0.10)	$0.15
Discontinued operations	$—	$(0.04)	$0.01	$(0.07)

Net diluted (loss) income per share	$(0.04)	$(0.06)	$(0.09)	$0.08

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales and marketing	$150	$192	$502	$693
Technology and product development	49	155	311	503
General and administrative	447	553	1,791	1,683
Discontinued operations	—	56	19	225

	$646	$956	$2,623	$3,104

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Technology and product development	$785	$1,034	$2,471	$2,154
General and administrative	495	525	1,576	1,535

	$1,280	$1,559	$4,047	$3,689

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$34,184	$49,376
Short-term investments	40,260	28,400
Accounts receivable, net of allowance of $40 and $161	41	416
Prepaid expenses and other assets	1,782	1,747
Deferred income taxes	1,957	1,643
Prepaid income taxes	980	2,254

Total current assets	79,204	83,836
Property and equipment, net of accumulated depreciation of $12,642 and $8,803	8,538	11,469
Goodwill	3,605	3,605
Intangible assets, net of accumulated amortization of $2,243 and $2,439	201	626
Deferred income taxes	2,202	1,417
Other noncurrent assets	447	409

Total assets	$94,197	$101,362

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$971	$3,201
Accrued compensation and benefits	1,878	3,185
Accrued expenses and other current liabilities	2,526	5,057
Deferred rent, current portion	289	289
Deferred revenue	434	1,141

Total current liabilities	6,098	12,873
Deferred rent, less current portion	815	1,094
Note payable	1,840	1,742

Total liabilities	8,753	15,709
Shareholders’ equity:
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,449,938 and 24,410,843 shares at September 30, 2007 and December 31, 2006, respectively	65,252	63,215
Retained earnings	20,192	22,438

Total shareholders’ equity	85,444	85,653

Total liabilities and shareholders’ equity	$94,197	$101,362

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,246)	$2,201
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	4,047	3,689
Amortization of intangible assets	427	1,063
Stock-based compensation	2,623	3,104
Excess tax benefit from exercises of stock options	(65)	—
Deferred income tax benefit	(1,099)	(1,066)
Impairment of long-lived assets	1,200	—
Changes in certain assets and liabilities:
Accounts receivable	375	103
Prepaid expenses and other assets	(755)	770
Prepaid income taxes	950	(188)
Other noncurrent assets	(38)	—
Accounts payable	(1,395)	118
Accrued compensation and benefits	(1,307)	(662)
Accrued expenses and other liabilities	(2,449)	1,391
Deferred rent	(279)	(243)
Deferred revenue	(707)	(140)

Net cash (used in) provided by operating activities	(718)	10,140

Cash flows from investing activities:
Purchases of short-term investments	(22,645)	(5,000)
Sales of short-term investments	10,785	2,065
Purchases of property and equipment	(2,330)	(7,235)
Additions to goodwill and intangible assets	(14)	(1,335)

Net cash used in investing activities	(14,204)	(11,505)

Cash flows from financing activities:
Proceeds from exercises of stock options	633	1,070
Excess tax benefit from exercises of stock options	65	502
Purchase and retirement of common stock	(968)	(9,107)

Net cash used in financing activities	(270)	(7,535)

Net decrease in cash and cash equivalents	(15,192)	(8,900)
Cash and cash equivalents at beginning of period	49,376	59,234

Cash and cash equivalents at end of period	$34,184	$50,334

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues, Inc. provides consumers and real estate professionals with the information and tools they need for success throughout the home buying and selling process. Our flagship consumer products include HouseValues.com, a service that provides home sellers with market valuations of their current homes; JustListed.com, a service that alerts home buyers as soon as new homes that meet their criteria hit the market; and HomePages.com, an Internet web site that combines aerial maps, in-depth neighborhood information and nationwide home listings in one integrated web site. These consumer sites are integrated with Market Leader, our real estate customer relationship management application that helps real estate agents structure and automate much of their online lead follow-up process. We derive the majority of our revenues from sales to real estate professionals that include media services, software tools and training that they need to be successful in serving internet-enabled consumers.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2006 Annual Report on Form 10-K. All adjustments necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results to be expected for a full year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. We will adopt SFAS 157 in January 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We will adopt SFAS 159 in January 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

Note 2: Discontinued Operations – Mortgage Business

In 2005, we launched the JustListed Connect product and acquired The Loan Page product, both targeted at mortgage professionals. Since then, this highly competitive market has faced increasing economic and competitive challenges, especially for new market entrants such as HouseValues. While we believe the underlying synergies between mortgage professionals and our real estate customers continue to exist, we decided in January 2007 to exit the mortgage business. With that announcement, we implemented a plan to eliminate headcount associated with the mortgage operation as well as an overall reduction in force.

Results of operations for the three and nine month periods ended September 30, 2007 related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statements of operations. We also have restated the comparative periods from the prior year for discontinued operations. The following table presents the revenues included in discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues from discontinued operations	$156	$2,894	$1,124	$10,046
Included in revenues from discontinued operations are revenues from JustListed Connect of	$152	$983	$823	$5,170

Continuing revenues from our JustListed Connect product are not considered significant, and we do not have significant continuing involvement with the discontinued operations of the mortgage business.

Note 3: Closure of Satellite Sales and Service Center

On July 31, 2007, we implemented a plan to reduce operating expenses, including the closure of our satellite sales and service center in Yakima, Washington. In connection with this plan, we reduced our workforce by approximately 30%, or about 100 employees. In the third quarter of 2007, we recorded severance charges of $423 as well as other related charges of $122. These charges relate primarily to our sales and marketing group and substantially all of charges were paid during the quarter.

No liability has been recorded related to the Yakima facility lease as we expect that future cash flows received from subleasing the facility would exceed our future rental payments.

We have leasehold improvements at the Yakima facility and other related assets which have been classified as available for sale. In the third quarter of 2007, we recognized an impairment charge of $1,200 to reduce these assets to their estimated fair value less selling costs, resulting in a net book value of $418 at September 30, 2007. These assets are included in property and equipment on the balance sheet and are no longer being depreciated. Our calculation of the fair value of these assets is dependent on the assumptions used and may change as we complete the disposition of the facility lease and related assets.

Note 4: Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share uses the weighted average common shares outstanding plus dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income from continuing operations	$(949)	$(521)	$(2,403)	$4,038
Net income (loss) from discontinued operations	74	(942)	157	(1,837)

Net (loss) income	$(875)	$(1,463)	$(2,246)	$2,201

Weighted average common shares outstanding	24,542	25,404	24,528	25,713
Dilutive effect of stock options	—	—	—	1,368

Diluted Shares	24,542	25,404	24,528	27,081

Net (loss) income per share—basic:
Continuing operations	$(0.04)	$(0.02)	$(0.10)	$0.16
Discontinued operations	$—	$(0.04)	$0.01	$(0.07)

Net basic (loss) earnings per share	$(0.04)	$(0.06)	$(0.09)	$0.09

Net (loss) income per share—diluted:
Continuing operations	$(0.04)	$(0.02)	$(0.10)	$0.15
Discontinued operations	$—	$(0.04)	$0.01	$(0.07)

Net diluted (loss) earnings per share	$(0.04)	$(0.06)	$(0.09)	$0.08

Antidilutive stock options	2,952	2,807	3,108	1,858

Note 5: Purchase and retirement of common stock

In October 2006, our Board of Directors authorized us to purchase and retire up to 2,000,000 shares of our common stock on the open market. During the third quarter of 2007, we purchased 250,000 shares for $968. The shares were purchased at an average price of $3.87 and represent approximately 1.0% of the shares outstanding at June 30, 2007.

Note 6: Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48. Both at the adoption date of January 1, 2007 and at September 30, 2007, we did not have any unrecognized tax benefits, nor did we have any interest or penalties accrued. We have concluded all U.S. federal income tax matters for years through 2003 and state and local taxes for years through 2002.

Our effective tax rate for continuing operations was 44% for the nine months ended September 30, 2007, compared to 22% for the nine months ended September 30, 2006. Our effective tax rate varies from the statutory rate due to the increase in our tax-exempt interest income relative to operating results. The effective tax rate for discontinued operations approximates the statutory rate as those results are not impacted by investment income.

Note 7: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.

Determining Fair Value—Assumptions for Stock Options

The value of each employee option granted during the periods ended September 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected life (in years)	3.5	3.0	3.2	3.0
Weighted average expected volatility	70%	90%	76%	90%
Weighted average risk-free interest rate	4.96%	4.82%	4.87%	4.72%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$2.45	$3.67	$2.67	$6.56

Stock Options

Options granted, exercised, canceled and expired under our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,037,756	$6.63
Options granted	681,100	4.97
Options exercised	(289,095)	2.19
Options forfeited	(845,866)	8.06
Options expired	(161,382)	12.89

Outstanding at September 30, 2007	3,422,513	$6.03	7.5 years	$2,112

Exercisable at September 30, 2007	1,765,212	$5.56	6.1 years	$1,993

The total intrinsic value of options exercised and the total fair value of options that vested and were forfeited are included in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Intrinsic value of options exercised	$103	$778	$736	$2,629
Fair value of options vested	$571	$1,745	$2,961	$3,474
Fair value of options forfeited	$1,769	$2,827	$4,522	$4,842

Stock Awards

During the third quarter of 2007, we granted stock awards to our executives and certain key employees under the Company’s 2004 Equity Incentive Plan. Stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards vest over a two year period for nonexecutives and a three year period for executives. We measure the fair value of stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of future dividends. The stock awards are amortized over their applicable vesting period using the straight-line method.

During the third quarter of 2007, the following activity occurred related to our stock awards:

	Stock Awards	Weighted Average Grant Date Fair Value
Stock awards granted	1,403,500	$3.86
Stock awards forfeited	(18,500)	3.86

Nonvested stock award balance at September 30, 2007	1,385,000	$3.86

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Total cost of share-based payment plans	$664	$2,697
Amounts capitalized in internally developed software	(18)	(74)

Amounts charged against income, before income tax benefit	$646	$2,623

Amount of related income tax benefit recognized in income	$219	$865
Amounts recognized in income for amounts previously capitalized in fixed assets	$12	$32

As of September 30, 2007, we had $11,069 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.56 years.

Note 8: Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2007	2006
Cash paid during the period for income taxes	$311	$909
Income tax refunds received during the period	$1,949	—
Non-cash investing and financing activities:
Change in payables for property and equipment	$88	$2,315
Change in accrued earn-out payments in connection with acquisitions	$—	$606
Accrued invoices for the purchase and retirement of common stock	$—	$267

Note 9: Subsequent Event

On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity for approximately $10 million in cash and assumed liabilities as well as incentives based on future performance of the acquired entities. Realty Generator provides a comprehensive internet marketing system to real estate brokers, similar to the HouseValues system currently provided to real estate agents. Realty Generator’s proprietary, web-based lead generation and cultivation platform allows brokers to purchase leads, manage the distribution of those leads to their agent teams and monitor agent follow-through.

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

Overview

Challenges related to the current real estate climate continued to affect our business, creating financial pressure on real estate agents that is reflected in our key operating metrics. Revenue from continuing operations for the third quarter was $13.8 million, down 35% from the comparative period last year as a result of a decline in our customer base and lower average revenue per customer. We have responded to the changing economic conditions by reducing our cost structure while continuing to improve our existing product offerings and developing new product offerings that are intended to drive success for our real estate agent customers. We are focused on preserving our strong balance sheet as a key asset to enable us to make strategic investments in our business going forward.

On July 31, 2007, we implemented a plan to reduce operating expenses, including the closure of our satellite sales and service center in Yakima, Washington. In connection with this plan, we reduced our workforce by approximately 30%, or about 100 employees. In the third quarter of 2007, we recorded severance charges of $0.4 million related primarily to our sales and marketing group. Additionally in the third quarter of 2007, we recognized an impairment charge of $1.2 million to reduce the assets previously used in our Yakima facility to their estimated fair value less selling costs.

In January 2007, we announced our exit from the mortgage lead generation business and our intention to scale back or eliminate initiatives that are not critical to our real estate agent customers. These reductions resulted in an overall reduction of our workforce by about 12%, or 60 employees. As a result of our decision to exit the mortgage business, we have presented results of operations related to the mortgage business as discontinued operations, including prior periods. In connection with the discontinuation of our mortgage operations and the reduction in workforce, we incurred severance costs of $0.9 million.

On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity for approximately $10 million in cash and assumed liabilities as well as incentives based on future performance of the acquired entities. Realty Generator provides a comprehensive internet marketing system to real estate brokers, similar to the HouseValues system currently provided to real estate agents. Realty Generator’s proprietary, web-based lead generation and cultivation platform allows brokers to purchase leads, manage the distribution of those leads to their agent teams and monitor agent follow-through.

Results of Operations

Our discussion of operating results addresses results from continuing operations. Our former mortgage business is presented in our financial statements as discontinued operations.

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Real Estate Revenues	$13,797	$21,091	$47,619	$66,676

Real estate revenues decreased 35% for the quarter and 29% for the year-to-date period ended September 30, 2007 when compared to the same periods in 2006, primarily due to a 29% decline in our average core real estate customer base and an 8% decline in our average real estate revenue per customer over the past twelve months. We believe that slower existing home sales are creating financial pressure on real estate agents that are reflected in our decreased customer base and our lower average revenue per customer.

Revenue in the third quarter of 2007 decreased 14% from the second quarter of 2007. On a sequential quarter basis, we experienced a 11% decrease in average real estate core customer count and a 3% decrease in average real estate revenue per customer during the third quarter. More information about the sequential change in real estate revenue and customers is included in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales and marketing expense before stock-based compensation	$8,796	$14,271	$31,072	$41,320
Stock-based compensation	150	192	502	693

Total sales and marketing expense	$8,946	$14,463	$31,574	$42,013

As a percentage of revenue:
Sales and marketing expense before stock-based compensation	64%	68%	65%	62%
Stock-based compensation	1%	1%	1%	1%

Total sales and marketing expense	65%	69%	66%	63%

Sales and marketing expense for the quarter and year-to-date periods ended September 30, 2007 decreased from the same periods in 2006 primarily due to reduced payroll and related expenses, as well as lower advertising costs, as we actively manage our expenses relative to our lower revenue. Year-to-date expense as a percentage of revenues increased over the same period in 2006 due to our lower revenue base.

Sales and marketing expense declined 13% in the third quarter of 2007 compared to the second quarter of 2007 primarily due to reduced payroll and related expenses related to our July 2007 reduction in workforce and due to lower advertising costs.

Technology and Product Development

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Technology and product development expense before stock-based compensation	$2,074	$2,545	$7,109	$7,561
Stock-based compensation	49	155	311	503

Total technology and product development expense	$2,123	$2,700	$7,420	$8,064

As a percentage of revenue:
Technology and product development expense before stock-based compensation	15%	12%	15%	11%
Stock-based compensation	—	1%	1%	1%

Total technology and product development expense	15%	13%	16%	12%

Technology and product development expense decreased in total dollars, but increased as a percentage of revenue for the quarter and year-to-date periods ended September 30, 2007 compared to 2006, primarily due to our lower revenue base. Staffing costs decreased with our reduction in workforce in January and July 2007, as well as reduced use of outside contractors.

Technology and product development expense decreased 15% in the third quarter of 2007 when compared to the second quarter of 2007 primarily due to our reduction in headcount.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
General and administrative expense before stock-based compensation	$2,417	$2,635	$7,640	$7,558
Stock-based compensation	447	553	1,791	1,683

Total general and administrative expense	$2,864	$3,188	$9,431	$9,241

As a percentage of revenue:
General and administrative expense before stock-based compensation	18%	12%	16%	11%
Stock-based compensation	3%	3%	4%	3%

Total general and administrative expense	21%	15%	20%	14%

General and administrative expense for the third quarter of 2007 decreased from the same period last year as we reduced headcount to manage our cost structure on a smaller revenue base. These cost reductions were partially offset by increased professional fees and the repayment of $0.1 million government grant money related to our Yakima facility. Expense increased for the nine month period ended September 30, 2007 when compared to the same period last year, primarily due to an increase in professional fees and the government grant repayment. These increases were partially offset by our lower staff costs. Year-to-date general and administrative expense includes severance of approximately $0.3 million in cash compensation and $0.5 million of stock-based compensation resulting from the acceleration of stock options.

General and administrative expenses declined 5% in the third quarter of 2007 compared to the second quarter due to the July 2007 reduction in workforce and reduced legal and recruiting fees partially offset by increased professional fees and the government grant repayment.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on capitalized software development, workstations and equipment. Depreciation for the third quarter of 2007 decreased $0.3 million due to the early retirement of the technology investment in HomePages upon the release of the updated product in March 2007.

Amortization of Intangible Assets

Amortization of intangible assets decreased for the quarter and year-to-date periods ending September 30, 2007 when compared to the same periods in 2006. Amortization expense declined due to the impairment of intangibles related to the mortgage business recognized at the end of 2006 and the early retirement of a mapping technology asset in March 2007.

Interest Income

Interest income for the three and nine month periods ended September 30, 2007 increased compared to the same periods in 2006. At September 30, 2007, we held $74.4 million in cash, cash equivalents and short-term investments, compared to $78.9 million at September 30, 2006. Overall lower cash and investment balances were largely offset by increased market rates.

Income Taxes

We recognized an income tax benefit for the three and nine months periods ended September 30, 2007 as a result of our pre-tax loss from continuing operations during these periods. Our 2007 year-to-date effective tax rate for continuing operations was 44%, up slightly from our second quarter annual estimated effective tax rate of 42%. Our effective tax rate for the third quarter of 2007 was 46%, reflecting the adjustment to our annual effective tax rate from the second quarter of 2007. These rates compare to effective tax rate on income from continuing operations of 22% for the year-to-date period ended September 30, 2006.

Given our recent history of operating losses, we continue to evaluate the need for a valuation allowance for our deferred tax assets. At this time we do not believe that a valuation allowance is necessary because of our ability to carry losses back to prior periods and our history of cumulative operating profits over recent years. However, given the changing economic environment, we will continue to evaluate the need for a valuation allowance going forward, and if operating losses continue to be generated, we may be required to record a valuation allowance on our deferred taxes. Recording a valuation allowance would result in a non-cash charge to our income tax expense with a corresponding reduction to the deferred tax assets on our balance sheet.

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

In the first quarter of 2007, we announced our exit from the mortgage lead generation business. As a result of our decision to exit the mortgage business, we have presented results of operations related to the mortgage business as discontinued operations, including prior periods. Significant judgment and analysis were used to determine support costs classified as continuing operations and discontinued operations.

In the third quarter of 2007, we announced the closure of our satellite sales and service center in Yakima, Washington. As a result of our decision to close this location we have recognized an impairment charge reducing the fixed assets and tenant improvements at the Yakima facility to their realizable value. Significant judgment and analysis were used to calculate the impairment charge recognized in our statements of operations. Additionally, we have concluded that it is likely that a liability related to our lease obligation had not been incurred. However, until we have completed the disposition of the Yakima facility lease, we may incur additional costs, expenses, and impairments related to this facility.

Other critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our 2006 Annual Report on Form 10-K.

Quarterly Consolidated Statements of Income and Operational Data

The following tables present unaudited operational data pertaining to both our continuing operations and our discontinued operations for the seven quarters ended September 30, 2007. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2006 Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Sept 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Continuing Operations Data, in thousands:
Revenues	$13,797	$15,984	$17,838	$19,148	$21,091	$22,351	$23,234
Expenses:
Sales and marketing	8,946	10,241	12,387	13,463	14,463	13,709	13,841
Technology and product development	2,123	2,507	2,790	3,311	2,700	2,528	2,836
General and administrative	2,864	3,015	3,552	3,064	3,188	2,951	3,102
Impairment of long-lived assets	1,200	—	—	—	—	—	—
Depreciation and amortization of property and equipment	1,280	1,354	1,413	1,488	1,559	1,116	1,014
Amortization of intangible assets	16	16	395	70	68	213	213

Total expenses	16,429	17,133	20,537	21,396	21,978	20,517	21,006

(Loss) income from operations	(2,632)	(1,149)	(2,699)	(2,248)	(887)	1,834	2,228
Interest income, net	883	751	586	642	717	690	604

(Loss) income before income tax expense	(1,749)	(398)	(2,113)	(1,606)	(170)	2,524	2,832
Income tax (benefit) expense	(800)	(112)	(945)	(896)	351	—	797

Net (loss) income from continuing operations	$(949)	$(286)	$(1,168)	$(710)	$(521)	$2,524	$2,035

	Sept 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Discontinued Operations Data, in thousands:
Revenues from discontinued operations	$156	$253	$715	$2,373	$2,894	$3,515	$3,637

Income (loss) from discontinued operations	113	183	(56)	(7,122)	(1,450)	(970)	(408)
Income tax expense (benefit)	39	64	(20)	(2,493)	(508)	(340)	(143)

Net income (loss) from discontinued operations	$74	$119	$(36)	$(4,629)	$(942)	$(630)	$(265)

Key Operational Metrics

The following table presents operational data related to our real estate products for the seven quarters ended September 30, 2007:

	Sept 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Operational Data:
Components of revenue (in thousands):
Real estate core revenue (1)	$13,469	$15,619	$17,514	$18,735	$20,623	$21,953	$22,747
Other real estate revenue (2)	328	365	324	413	468	398	487

Net real estate revenue (3)	$13,797	$15,984	$17,838	$19,148	$21,091	$22,351	$23,234
Core real estate customers, end of period	10,648	12,207	13,508	14,596	16,184	15,993	15,825
Average monthly churn rate (4)	9.5%	9.1%	10.4%	9.3%	7.6%	7.4%	6.6%
Average core real estate customers in the quarter (5)	11,428	12,858	14,052	15,390	16,089	15,909	15,398
Average monthly revenue per core real estate customer (6)	$393	$405	$415	$406	$427	$460	$492

(1)	Real estate core revenue consists of revenue from our primary real estate service offerings, HouseValues, JustListed, and agent advertising products. The customers from these primary service offerings are referred to as “core real estate customers.”
(2)	Other real estate revenue includes revenue related to ancillary services, such as sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.
(3)	Real estate core and other revenues have been revised from amounts previously reported by immaterial amounts.
(4)	Average monthly customer churn is calculated by dividing the number of core real estate customers who canceled during the quarter by the average core real estate customers in the quarter, divided by the number of months in the quarter. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average core real estate customers in the quarter are calculated as the average of core real estate customers at the beginning and at the end of the quarter.
(6)	Average revenue per core real estate customer is calculated as core real estate revenue for the quarter divided by the average number of core real estate customers in the quarter.

Our core real estate customer count decreased by 1,559 customers during the third quarter of 2007, compared to a net decrease of 1,301 customers in the second quarter of 2007. Ending core real estate customers at September 30, 2007 decreased 34% compared to September 30, 2006.

Existing home transaction volumes continued to decline in the third quarter of 2007. We believe this trend impacts the investment in marketing that real estate professionals are willing to make, resulting in higher churn and slower new sales. Average monthly churn for our real estate business was 9.5% for the third quarter of 2007, up from 9.1% in the second quarter of 2007. Monthly churn of 9.5% equates to 90.5% monthly retention which represents a 30% annualized retention rate. While we expect to experience fluctuations in our churn rate from quarter to quarter, we believe that market conditions may continue to drive similar trends in the near term.

Average monthly revenue per real estate customer for the third quarter of 2007 decreased 3% compared to the second quarter of 2007. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Nine months Ended September 30,
	2007	2006
	(dollars in thousands)
Cash (used in) provided by operating activities	$(718)	$10,140
Cash used in investing activities	(14,204)	(11,505)
Cash used in financing activities	(270)	(7,535)

Cash equivalents and short-term investments consist of money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. These municipal notes are classified as short-term investments available for sale and are reported at fair value, which approximates cost.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, which totaled $74.4 million at September 30, 2007, as well as the cash flow that we may generate from our operations.

Operating Activities

Net cash from operating activities primarily consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes and the effect of changes in working capital. Cash used in operations for the first nine months of 2007 was $0.7 million, a decline from the same period in 2006 primarily due to a $6.0 million reduction in our current liabilities, as well as lower operating results.

Investing Activities

Cash used in investing activities for the first three quarters of 2007 increased by $2.7 million compared to the same period last year. During this time, we moved $11.9 million from cash and cash equivalents to short-term investments. The increases in the net purchases of these short-term investments were partially offset by a decrease in our capital expenditures. Our capital expenditures in 2007 were generally investments in our customer-facing infrastructure and the development costs related to new products and features.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2007 decreased $7.2 million primarily due to the $1.0 million used for the purchase and retirement of common stock in 2007, compared to $9.1 million in 2006.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. During the quarter ended September 30, 2007, we purchased 250,000 shares for $1.0 million. The shares were purchased at an average price of $3.87 and represent approximately 1% of the shares outstanding at June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan
August 1, 2007 - August 31, 2007	245,900	$3.87	245,900	1,754,100
September 1, 2007 - September 30, 2007	4,100	$4.02	4,100	1,750,000

Total	250,000	$3.87	250,000	1,750,000

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. We will adopt SFAS 157 in January 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We will adopt SFAS 159 in January 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the third fiscal quarter of 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

Through September 30, 2007, we have used approximately $25.9 million of the proceeds to purchase property and equipment, intangible assets, and to complete acquisitions. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

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
November 7, 2007