Form 10-K
period 2007-12-31
HouseValues, Inc.
filed 2008-03-12
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51032

HouseValues, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1982679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11332 NE 122nd Way Kirkland, WA 98034	98034
(Address of Principal Executive Offices)	(Zip Code)

425-952-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered
Common Stock, $.001 par value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the closing sale price on June 29, 2007 as reported on The Nasdaq Global Select Market, was approximately $100,532,000.

As of February 21, 2008, there were outstanding 24,548,802 shares of the registrant’s common stock which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of HouseValues, Inc.’s definitive proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

Company Background and Overview

HouseValues, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. Our subscription software products include RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies; and MarketLeader, a customer relationship management and lead management solution for real estate agents. We also provide real estate professionals with access to industry-leading media buying and lead generation services to help them attract new clients and promote themselves throughout their community.

Additionally, HouseValues provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our consumer websites include: JustListed.com a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes.

On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity for approximately $10.2 million in cash and assumed liabilities as well as incentives based on the future performance of the acquired entities through June 30, 2009. Realty Generator provides services to real estate brokers, including a web site, a proprietary customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. The systems are integrated such that the leads generated from the web site traffic are distributed to the agent teams, allowing brokers to monitor agent follow-through.

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

•

HomePages™ delivers free services to consumers in the home buying and selling process by combining home listings, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. The site features homes for sale and displays detailed information on nearby schools, parks, shops and local services. HomePages also provides home owners with information on recently sold homes in their neighborhood as well as the ability to get home value estimates from local experts.

•

Realty Generator™ delivers free services to consumers in the home buying and selling process by providing them access to a broker’s web site that contains home listings and other detailed neighborhood information regarding the specific area in which the consumer is interested. Traffic is generated on a broker customer’s website based on a mutually agreed monthly advertising spend by the broker.

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

Services for Our Customers — Real Estate Professionals

We provide the majority of our real estate customers with a bundle of services that includes:

•

In the case of our real estate agent customers, leads generated from our network of real estate web sites in the specific local communities where our customers work and in the case of our real estate broker customer web site traffic based on a mutually agreed upon monthly advertising spend by the broker.

•

Customer relationship management (CRM) tools and content designed to help our customers build relationships with prospective home buyers and sellers over the Internet. Market Leader® is an online prospect management system that helps our real estate agent customers manage and cultivate leads. Realty Generator is an online prospect management system that helps our real estate broker customers and their agents manage and cultivate leads. By automating many of the repetitive tasks that are required to follow up and communicate with potential clients, our CRM tools allow customers to focus on transacting their current business while efficiently marketing their services to potential clients to maintain a pipeline of future business opportunities. In addition to the content and activity management features provided by many CRM tools, our CRM tools also include proprietary real estate content and consumer email campaigns. By directing our content and campaigns to their consumer prospects, our customers position themselves as highly-engaged, technically-savvy neighborhood experts.

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

We believe that successful real estate professionals typically have systems and processes in place to capture and develop leads, or prospects, to maintain and expand their businesses. In addition, we believe that the value of the web site traffic and leads generated for our customers through our network of web sites is enhanced when combined with our integrated offering that helps our customers convert these leads into closed transactions.

We continuously monitor, improve and refine our service offering, based on quantitative and qualitative feedback from our customers.

Sales and Marketing

We use a variety of marketing methods to build awareness of our product offerings and to attract new customers to our services. These methods include primarily direct marketing, advertising, and public relations efforts, as well as customer referral programs and trade shows. We reach new customers primarily through telesales employees at our Kirkland, Washington facility and in some cases, from field-based personnel. Sales staff comprises approximately 45% of our total sales and marketing employees.

Competition

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; and reputation, reliability and trust. We believe that we compete effectively in these areas.

We also believe that the size and geographic breadth of our customer base creates efficiencies in consumer lead generation, web site traffic and distribution of traffic and leads that may not be available to competitors that lack our scale and nationwide distribution. Finally, we believe that success in our business requires a competency in small business sales and service that we have developed. We believe the challenges we encountered building our customer base while expanding to nationwide presence will be encountered by other entrants as they seek to establish and grow competitive offerings.

Our current competitors include:

Traditional Sellers of Advertising to Real Estate Professionals. We compete with traditional sellers of advertising, including local and regional newspapers, local magazines, and “rack” publications advertising homes for sale, for a share of the marketing dollars that residential real estate agents and brokers spend to attract prospective home buyers and sellers.

Internet Media Companies. We compete with large Internet media companies, such as AOL, Google, MSN, and Yahoo! for residential real estate professionals’ marketing dollars.

Online Companies Focused on Residential Real Estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include Homes.com and Trader Publishing, Classified Ventures and HomeGain, RealEstateABC of InternetBrands, Reply.com, Zillow, Realtor.com, HomeStore and Move.com, and IAC/InterActiveCorp, which includes Domania.com, ServiceMagic and RealEstate.com, all of which have established web sites and compete or may compete for real estate professionals’ advertising expenditures. In addition, several entities present an automated value model home estimator or homes for sale listings based on publicly available information, including newer entrants to the market, Trulia and Zillow.

Real Estate Brokerage Firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms or other brokerage/franchise firms may become direct competitors. A significant percentage of residential real estate agents are affiliated with large national or regional brokerage firms.

Our ability to continue to compete favorably is subject to a number of factors identified in Item 1A — Risk Factors of this report.

Technology and Infrastructure

We have built and acquired proprietary, feature-rich systems to interact with consumers, provide our suite of services to real estate professionals and manage our business.

RealtyGenerator.com. The web sites that we create on behalf of our real estate broker customers enable consumers to research home listings and comprehensive neighborhood information online. We have built systems to deliver web site traffic to our broker customers. Other services include a customer relationship management tool, marketing materials, training and support.

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

MarketLeader. This product is an online prospect management system through which we distribute leads from prospective home buyers and sellers to agent customers and that helps our customers manage and cultivate those leads.

Lead Management System. Our lead management system is a geography-targeted, business-rule driven system that manages and distributes leads from our HouseValues and JustListed web sites to our agent customers and web site traffic to our broker customers. This system allows us to monitor lead inventory to our agent customers and aids in the optimization of our advertising spending.

Our systems are hosted in co-location facilities in Kent, Washington and Englewood, Colorado. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, and confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements. We currently have eleven trademarks registered in the United States and Canada and applications for additional marks are pending in the United States and Canada for our product names and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our web sites and our proprietary technologies although to date we have not registered for copyright protection. We currently have four applications for patents pending. We have also registered numerous Internet domain names related to our business in order to protect our proprietary interests.

See Item 1A — Risk Factors of this report for factors that may impact our intellectual property.

Government Regulation

Our business is subject to various laws and regulations relating to Internet commerce and telemarketing, as well as federal and state laws and regulations relating to real estate and mortgage matters.

Regulation Relating to Internet Commerce. Several jurisdictions have recently proposed or adopted privacy-related laws that restrict or prohibit unsolicited email solicitations, commonly known as “spam,” that impose complex and often burdensome requirements in connection with sending commercial email.

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

See Item 1A — Risk Factors of this report for risks associated with government regulation of our business.

Seasonality

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “The Impact of Seasonality and Cyclicality,” which is incorporated herein by reference, for a discussion of the extent to which our business is seasonal.

Employees

As of December 31, 2007, we had 226 employees located at our corporate headquarters in Kirkland, Washington. In January 2008, we implemented a staffing reduction that reduced headcount by approximately 45 employees.

None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Available Information

Our financial statements for the three years ended December 31, 2007, are included in Item 8 of this report. Our Internet address is www.housevaluesinc.com. On the investor relations section of our web site, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our web site is not a part of this or any other report filed with or furnished to the SEC. In addition, our filings are available at the SEC’s website (www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

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

We have reported net losses for the past two years. Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer acquisition and retention, the cyclical nature of the real estate industry, and other factors outside of our control. In addition, our expenses and revenues may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. In 2006 and 2007, we recorded significant impairment charges that increased our reported net losses due in part to the decline in our business and our lower market capitalization.

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

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. All of our services, including online lead generation, online prospect management, online real estate portal content and advertising, and customer coaching and training, are provided in part or in combination by other companies, and it is possible that one or more of these companies, or a new market entrant, could adopt a business model that competes directly with us.

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

Real Estate Brokerage Firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms and other brokerage/franchise firms may become direct competitors. A significant percentage of residential real estate professionals are affiliated with large national or regional brokerage firms. If brokerage firms decide to provide their agents with a service offering or suite of service offerings similar to ours at a lower cost or free of charge, or if they attempt to restrict the ability of their agents to use our services, demand for our services by real estate professionals could decrease.

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

New initiatives we may pursue may not be successful or the anticipated benefits may take longer to realize than expected. Also, we may have little or no experience in these areas which may result in errors in the conception, structure or implementation of a strategy to take advantage of available opportunities. For example, we launched and acquired products targeted at mortgage professionals in 2005. Due to deteriorating market conditions, operational challenges, and increasing competition in this market, we did not meet our financial objectives and decided to discontinue or stop selling these products in January 2007.

In November 2007, we acquired substantially all of the assets of Realty Generator LLC and its affiliate. Realty Generator provides services to real estate brokers, including a web site, a proprietary customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. The systems are integrated such that the leads generated from the web site traffic are distributed to the agent teams, allowing brokers to monitor agent follow-through. We cannot assure you that the Realty Generator acquisition or any new products or other expansion efforts will be successful.

Any failure to increase the number of our customers would harm our business.

Growth of our business depends in large part on increasing the number of our customers. However, prospective customers may not be familiar with our services and may be accustomed to using traditional methods of advertising and marketing. To attract more customers, we must convince real estate professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire customers or that we will be able to acquire them at the same rate that we have historically. If we reach the point at which we have attempted to sell our services to the majority of residential real estate professionals, our ability to further increase the number of customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate professionals that are actively engaged in the industry during any particular period and recent media reports indicate that the total number of real estate professionals are expected to decline because of recent negative trends in the real estate industry.

Any failure to retain customers could harm our business.

Our ability to retain our customers will depend on our ability to generate web site traffic and leads from prospective home buyers and sellers in quantities demanded by our customers, to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of customers, respond to technological advances and emerging industry standards and practices in a timely manner and on a cost effective basis. If we do not deliver the web site traffic or quantity and quality of leads expected by our customers, maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our prospect management systems, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customers may choose not to extend their contracts for our services or may choose to terminate their contracts.

Real estate professionals remain customers typically only for a limited period of time, and we have limited ability to predict how long they will remain customers.

The majority of our customer contracts have an initial term of twelve months, with automatic one-month extensions unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions, due to their dissatisfaction with our services, or their inability to pay for our services.

We cannot accurately predict how long real estate professionals will remain customers. We have experienced a decreased rate of customer retention during 2006 and 2007, and if our retention rate continues to decline, our revenue will further decline and our business will suffer.

Acquisitions we may undertake may be unsuccessful and may divert our management’s attention and consume significant resources.

We may selectively acquire other businesses, product lines or technologies. The successful execution of an acquisition strategy will depend on our ability to identify, negotiate, complete and integrate suitable acquisitions and, if necessary, to obtain satisfactory debt or equity financing. Acquisitions involve numerous risks, including:

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

Acquisitions may not be successful, and if we are unable to effectively manage the risks described above or other risks we encounter, our business, operating results or financial condition may be negatively affected. For example, we acquired The Loan Page in October 2005 as part of our strategic objective to capitalize on the synergies between real estate and mortgage professionals. Due to deteriorating market conditions, operational challenges, and increasing competition in this market, we did not meet our financial objectives and decided in January 2007 to discontinue the semi-exclusive lead product we obtained as part of that acquisition. Our revenues were lower in 2007 due in part to this decision, and we recorded a significant impairment loss in 2006 related to that acquisition.

Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. Failure to manage and successfully integrate acquired businesses could harm our business.

We rely almost entirely on advertising to generate leads for customers.

We rely heavily on advertising to attract consumers to our web sites and to generate traffic and leads. We advertise primarily through online media and television commercials.

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

If we are required to drive additional traffic for an increasing customer base or if the number of leads that we are required to deliver increases, we may be required to increase the levels of advertising to meet those requirements. Increasing our advertising expenditures may not result in increases in traffic or leads. If the effectiveness of our advertising declines, our business will suffer.

We may invest our cash in securities that become illiquid or that significantly decrease in value.

We may invest our cash in securities that are affected by adverse market conditions. Current market conditions and lack of investor confidence have led to reduced liquidity in securities that had previously been viewed as more liquid. We have historically invested in auction rate securities, which is a security that in certain instances, investors have not supported. As a result, our investments may decline in value, or we may not be able to access our cash when needed for strategic investment purposes or for operations and capital expenditures. Loss of cash value and inability to access funds would harm our business.

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

We have a limited operating history, our business model is evolving and our future operating results are unpredictable.

We were formed in May 1999 and have a limited history upon which to evaluate our operations and future prospects. There is little significant historical basis to assess how we will adapt our business model to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the earlier stages of development.

The success of our business model depends on our ability to attract new and retain existing customers and to efficiently generate traffic and leads from consumers visiting our web sites. Any failure to execute this strategy could harm our business. Our business model is relatively new and is still evolving.

We may have to increase our expenses as we seek to expand our business. We cannot assure you that our strategies to return to growth will be successful or that we will return to profitability on a quarterly or annual basis.

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

We rely on the collection, use and disclosure of personally identifiable information from prospective home buyers and sellers and from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our web sites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. In addition, concern among real estate professionals or potential home buyers or sellers about our privacy practices could keep them from using our services and require us to alter our business practices or incur significant expenses to educate them about how we use this information. Further, changes in laws and regulations applicable to the privacy of personal information or in the interpretation or enforcement of such laws or regulations, could require us to modify our practices regarding use, collection, protection and disclosure of such information. Any required modifications could result in significant expenses to us.

The value of our services could be diminished if anti-spam software filters out emails we send.

Our prospect management systems includes a feature that automatically sends out personalized email messages to prospective home buyers and sellers on behalf of real estate professionals who are our customers. In addition, we send a large amount of email to real estate professionals as part of our customer acquisition strategy, some of which is unsolicited. In the past, anti-spam software used by Internet service providers and personal computer users has filtered out these email messages as unsolicited email, or “spam.” If this problem persists or becomes more pervasive, the value of our prospect management system to customers, and our ability to attract new customers, could be reduced, both of which would harm our business. In addition, it is possible that we may not currently or in the future fully comply with anti-spam legislation, and any failure to comply with such laws could result in penalties or damage our reputation.

Our HomePages, JustListed and RealtyGenerator products rely on information from real estate multiple listing services provided by third parties that we do not control.

Our HomePages website and the websites we provide to our RealtyGenerator broker customers combine aerial maps and for sale home listings, including listings in most of the major metropolitan markets in the United States. In addition, in selected markets, including most of the major metropolitan markets in the United States, we provide JustListed and RealtyGenerator customers with a feature that allows them to automatically email their prospective clients information about newly available homes that meet the prospective clients’ criteria. The for sale home listings information provided by our websites and the automated email feature of services are supplied only in markets in which we or our broker customers have a relationship with the local multiple listing service (MLS), and in some cases, additionally with the agents’ real estate broker. Listings must be sent manually by an agent customer in markets in which we do not have MLS relationships. Our agreements with MLSs to display property listings have short terms, or can be terminated by the MLSs, or, in some cases, the broker, with little notice. The success of our HomePages website depends substantially on our continued ability to provide for sale home listings to consumers and to expand listings in markets in which it is not currently available. Our JustListed service depends in part on our continued ability to provide customers with an automated listing email tool and our ability to expand listings in markets in which it is not currently available. Our RealtyGenerator service depends on our ability to leverage our broker customers’ access to MLS data. Our inability to supply this information will harm our business and operating results.

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

Prospective home buyers and sellers could make a claim against us for the actions of a real estate agent or broker customer over whom we have little or no control. We do not conduct any due diligence or background checks on new customers or seek information regarding their credentials. We may be liable for content provided by customers that is posted on or disseminated through our web sites. Our insurance may not be adequate to cover us for these liabilities, and, to the extent not covered by insurance, these liabilities could reduce our margins and harm our business.

Our brand could be harmed if customers do not provide quality service to prospective home buyers and sellers.

We rely on real estate professionals who are our customers to promote our brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our Market Leader system to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

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

Throughout the history of our company, our quarterly revenue changes have masked seasonality effects. As a result, investors may be unable to predict our annual operating results based on a quarter-to-quarter comparison of our operating results as our business matures.

Third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold eleven registered trademarks and have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents but we have four pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark or patent applications, and any trademarks or patents we may be granted may be successfully challenged by others or invalidated. If our trademark or patent applications are not approved or if our trademarks or patents are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

We may be subject to claims under state consumer protection statutes if our customers are dissatisfied with the quality of our leads, customer service, training programs or contract cancellation policies. These claims could result in monetary fines or require us to change the manner in which we conduct our business, either of which could have a material adverse effect on our business and results of operations. Any of these types of claims, regardless of merit, could be time-consuming, could harm our reputation and could be expensive to litigate or settle. For example, in November 2007 we entered into a consent decree with the Washington State Attorney General’s office and agreed to pay $51,000 in costs and attorney’s fees and to modify certain of our business practices and procedures.

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

Our services substantially depend on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our operations depend on our ability to maintain and protect our computer systems, located at our headquarters in Kirkland, Washington and at co-location facilities operated by third parties. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could harm our business.

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

On July 31, 2007, we ceased operations in our 36,000 square foot Yakima, Washington facility and subsequently terminated the lease on January 7, 2008. We did not pay a fee to terminate the lease. In a related transaction, we assigned our purchase option for the facility and transferred all remaining assets (primarily leasehold improvements and furnishings) in the facility to a third party for a fee of $1.4 million.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SOLD.” The following table shows the high and low sales prices for our common stock as reported by The Nasdaq Global Select Market for the periods indicated.

Year	High	Low
Fiscal 2006 (ended December 31, 2006)
First Quarter	$17.51	$8.04
Second Quarter	12.05	6.93
Third Quarter	7.33	5.08
Fourth Quarter	6.26	5.14
Fiscal 2007 (ended December 31, 2007)
First Quarter	$5.89	$4.37
Second Quarter	5.10	4.12
Third Quarter	4.85	3.55
Fourth Quarter	4.10	2.66

Stock Price Performance Graph

The following graph shows the total shareholder return from an investment of $100 in cash on December 10, 2004 (the date on which our common stock was first traded on The Nasdaq Stock Market) through December 31, 2007 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Russell 2000 Index. All values assume reinvestment of the full amount of all dividends. Please note that historic stock price performance is not necessarily indicative of future stock price performance.

Holders

At February 21, 2008 there were approximately 28 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have not paid cash dividends since 2003 when we were a private company. We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Stock Repurchases

There were no repurchases of our common stock during the quarter ended December 31, 2007. However, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Purchase and Retirement of Common Stock” for a discussion of repurchases made during 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item is contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Use of Proceeds

On December 9, 2004, the SEC declared effective our registration statement on Form S-1 (File No. 333-118740) in connection with our initial public offering of common stock. We sold 4,166,667 shares of common stock at $15.00 per share, for aggregate gross proceeds of $62.5 million, and selling shareholders sold 2,083,333 shares of common stock at $15.00 per share, for aggregate gross proceeds of $31.2 million. We received net proceeds of approximately $56.1 million after underwriters’ discounts and commissions of $4.4 million and other expenses related to the offering of $2.0 million. None of the proceeds of the offering that we received were used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders. All of the expenses of the offering were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. acted as joint book-running managers of the offering, with Piper Jaffray & Co., Thomas Weisel Partners LLC and Pacific Crest Securities Inc. acting as co-managers of the offering.

Through December 31, 2007, we have used approximately $38.3 million of the proceeds for business acquisitions, including related earn-out payments, and the purchase of property and equipment and intangible assets. The remaining proceeds have been invested in money market funds and highly liquid, short-term investments. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. Additionally, you should read the discussion of the discontinuation of our mortgage operations during 2007 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Year Overview — Discontinued Mortgage Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Continuing Operations Data, in thousands:
Revenues	$59,808	$85,824	$79,088	$47,691	$25,103
Expenses:
Sales and marketing	39,453	55,476	40,449	22,753	11,506
Technology and product development	9,114	11,375	7,118	3,877	2,063
General and administrative	12,166	12,305	9,112	7,907	4,663
Impairment of goodwill and long-lived assets	6,116	—	—	—	—
Depreciation and amortization of property and equipment	5,634	5,177	1,891	950	728
Amortization of intangible assets	760	564	647	895	298

Total expenses	73,243	84,897	59,217	36,382	19,258

(Loss) income from operations	(13,435)	927	19,871	11,309	5,845
Equity in loss of investee	(162)	—	—	—	—
Interest income and other, net	2,982	2,653	1,874	199	72

Income before income tax (benefit) expense	(10,615)	3,580	21,745	11,508	5,917
Income tax (benefit) expense	1,954	252	7,077	4,050	2,143

Net (loss) income	(12,569)	3,328	14,668	7,458	3,774
Redeemable convertible preferred stock dividends	—	—	—	—	(1,138)

Net (loss) income from continuing operations available to shareholders	$(12,569)	$3,328	$14,668	$7,458	$2,636

Per Share Data:
Net (loss) income per share from continuing operations:
Basic	$(0.51)	$0.13	$0.58	$0.39	$0.21

Diluted	$(0.51)	$0.13	$0.53	$0.34	$0.18

Cash dividends	$—	$—	$—	$—	$0.16

	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$62,850	$77,776	$84,874	$74,878	$7,181
Working capital	57,824	70,963	75,207	69,376	5,196
Total assets	84,983	101,362	111,591	84,564	10,517
Total liabilities	8,545	15,709	17,527	9,964	2,619
Redeemable convertible preferred stock	—	—	—	—	4,185
Total shareholders’ equity	$76,438	$85,653	$94,064	$74,600	$3,713

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect our actual results include, but are not limited, to those discussed in “Risk Factors” contained in Item 1A. of this report and in our other SEC filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of the date of this report and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

HouseValues, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. Our subscription software products include RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies; and MarketLeader, a customer relationship management and lead management solution for real estate agents. We also provide real estate professionals with access to industry-leading media buying and lead generation services to help them attract new clients and promote themselves throughout their community.

Additionally, HouseValues provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our consumer websites include: JustListed.com a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes.

How We Generate Revenues

We generate the majority of our revenues from the services we provide to real estate agents and brokers.

HouseValues: We charge real estate agents a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive leads on prospective home sellers, the Market Leader customer relationship management system and training and coaching programs.

JustListed: Like the HouseValues’ product, we charge real estate agents a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive leads on prospective home buyers, the Market Leader system and training and coaching programs.

Realty Generator: We charge real estate brokers a one-time set-up fee and a monthly fixed fee for services, which include a website, customer relationship management tool, marketing materials, training and support. We also generate revenue by placing online advertising for our broker customers, to drive traffic and leads to their web site.

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

All initial set-up fees are recognized as revenue on a pro rata basis over the estimated customer life or the life of the contract, whichever is longer. The remainder of our revenue is derived from monthly fees for use of our MarketLeader system, advertising income and other marketing services, sales of surplus leads to brokers, the sales of branded marketing collateral, and the collection of contract termination fees, none of which materially affects our operating results. These sources of revenues in the aggregate were less than 5% of our revenues for all annual periods presented in this Annual Report on Form 10-K.

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

Seasonality

While individual geographic markets vary, real estate transaction activity tends to progressively increase from January through the summer months, and then gradually slows over the last quarter of the calendar year. As a result, we may experience slower lead generation and customer adoption toward the end of the year. We are also subject to seasonal fluctuations in advertising rates and lead generation. Television advertising is generally more expensive in the second and fourth calendar quarters in connection with network premieres and finales and the holiday season.

Cyclicality

The success of our business depends on the health of the residential real estate market, which historically has been subject to economic cycles. Following a period of sustained growth, the residential real estate market has entered a down cycle. Housing prices have moderated or declined and residential real estate transactions have slowed significantly in major markets that are important to our business.

Typically, during downturns in housing markets, demand for residential real estate decreases and demand for the services of real estate professionals similarly decreases. In these markets, the number of real estate professionals may decline significantly as less successful agents and brokers leave the profession and fewer people seek to become real estate professionals. A decline in the number of customers or a decrease in the amount they wish to spend on services such as ours will negatively impact our revenue and increase our customer acquisition costs. In addition, the decline in the demand for housing could increase our lead generation costs and hurt our margins.

Trends in the real estate market are unpredictable; therefore our operating results, to the extent they reflect changes in the broader real estate industry, may be subject to significant fluctuation.

Current Year Overview

Revenue from continuing operations was $59.8 million for the year, a 30% decline compared to 2006. Revenue decreased in 2007 due primarily to a 36% decrease in average customer count and an 8% decrease in average revenue per customer. The related declines in revenue were partially offset by the addition of Realty Generator revenues in the fourth quarter. Existing home transaction volumes continued to decline in 2007. We believe this trend impacts the investment in marketing that real estate professionals are willing to make, resulting in higher churn and slower new sales, as well as price reductions reflecting softer demand. During 2007, we took several key steps to realign our cost structure with our declining revenues. While we saw a significant decrease in the amount of our total expenses, they increased as a percentage of revenue.

We incurred a net loss from continuing operations of $12.6 million for the year compared to net income from continuing operations of $3.3 million in 2006. Our net loss from continuing operations includes noncash charges of $6.1 million related to our write-down of goodwill and long-lived assets and $3.1 million related to our application of a full valuation allowance to our net deferred tax assets. These charges reflect our recent history of operating losses, difficult market conditions in the residential real estate that impacts our near term forecasted operations and cash flows, and the decline in our stock price, particularly in the fourth quarter of 2007.

The following significant business developments affect the comparability of our financial statements:

Purchase of Realty Generator. On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity for approximately $10.2 million in cash and assumed liabilities as well as incentives based on the future performances of the acquired entities through June 30, 2009. Realty Generator provides services to real estate brokers, including a web site, a proprietary customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. The systems are integrated such that the leads generated from the web site traffic are distributed to the agent teams, allowing brokers to monitor agent follow-through. We have accounted for this as a business combination and have included Realty Generator’s results of operations from the acquisition date forward.

Investment in ActiveRain. On November 16, 2007 we acquired 32.4% of the outstanding voting stock of ActiveRain Real Estate Network for $2.75 million. ActiveRain is a professional community and social networking platform serving the real estate community. ActiveRain has grown its membership over the past two years to more than 70,000 real estate professionals. Our investment in ActiveRain is recorded using the equity method of accounting which requires that we record our proportionate share of their net loss adjusted for any difference between our cost and the underlying equity in their net assets at the acquisition date.

Closure of the Yakima Facility. On July 31, 2007, we implemented a plan to reduce operating expenses, including the closure of our Yakima satellite center. In connection with this plan, we reduced our workforce by approximately 30%, or about 100 employees. In the third quarter of 2007, we recorded severance charges of $0.4 million as well as other related charges of $0.1 million. At the same time, we recognized an impairment charge of $1.2 million to reduce the Yakima leasehold improvements to their estimated fair value less selling costs.

Discontinued Mortgage Operations. In January 2007, we announced our exit from the mortgage lead generation business and our intention to scale back or eliminate initiatives that are not critical to our real estate agent customers. These reductions resulted in an overall reduction of our workforce by about 12%, or 60 employees. In the fourth quarter of 2006, we recorded a $6.2 million impairment charge for goodwill and intangible assets related to the mortgage business. In connection with the discontinuation of our mortgage operations and the reduction in workforce, we paid payroll and related costs of approximately $0.5 million in 2007 and incurred additional stock compensation expense estimated at approximately $0.5 million.

Subsequent to year end, the following developments occurred:

In January 2008, we terminated our lease for the Yakima facility and in a second related transaction, assigned our purchase option for the Yakima facility and its remaining assets to a third party for a fee of $1.4 million. We recorded a gain of $0.8 million on this transaction in the first quarter of 2008.

Reduction in Workforce. On January 23, 2008, we completed a reduction to our workforce of approximately 45 employees. We will incur cash severance charges of approximately $0.6 million and additional accelerated vesting charges of $0.2 million related to equity compensation in the first quarter of 2008. The cash severance charges will be paid out in 2008.

Results of Operations

Our discussion of operating results addresses results from continuing operations. Our former mortgage business is presented in our financial statements as discontinued operations. The following table presents our historical operating results for continuing operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Revenues	100%	100%	100%
Expenses:
Sales and marketing	66	65	51
Technology and product development	15	13	9
General and administrative	20	14	12
Impairment of goodwill and long-lived assets	10	—	—
Depreciation and amortization of property and equipment	10	6	2
Amortization of intangible assets	1	1	1

Total expenses	122	99	75

(Loss) income from operations	(22)	1	25
Equity in loss of investee	—	—	—
Interest income	5	3	2
Income tax expense	4	—	8

Net (loss) income	(21%)	4%	19%

Comparison of Years Ended December 31, 2007 and December 31, 2006

Revenues

	Years Ended December 31,
	2007	2006	Increase	Percent Change
	(dollars in thousands)
Real estate revenues	$59,808	$85,824	$(26,016)	(30%)

Overall, our real estate revenues for 2007 decreased 30% from 2006. The decrease in revenues is due primarily to a 36% decrease in our average real estate core customer count and an 8% decline in average revenue per customer. These decreases were partially offset by the addition of Realty Generator revenue in the fourth quarter of 2007. More information about the sequential change in real estate revenue and customers is included in the “Key Operational Metrics — Real Estate Products” section of the Management’s Discussion and Analysis.

Overall revenues are expected to be significantly lower in 2008 as a result of the economic trends affecting our real estate business, although revenues from our broker business is expected to increase.

Sales and Marketing

	Years Ended December 31,
	2007	2006	Increase	Percent Change
	(dollars in thousands)
Sales and marketing expense	$39,453	$55,476	$(16,023)	(29%)

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include credit card fees, agent customer referral fees and corporate communications.

Sales and marketing expense decreased in total but increased slightly as a percentage of revenue during 2007 when compared to 2006, primarily due to reduced lead generation costs and payroll and related costs. The decrease in lead generation costs was consistent with our decrease in revenues and remained consistent as a percentage of revenue in 2007 compared to 2006. Payroll and related costs decreased in 2007 due to decreased average headcount, as we realigned our cost structure to our projected revenues. Headcount for 2007 decreased to 153 at December 31, 2007, which compares to 399 at December 31, 2006.

We expect sales and marketing expense to decrease in total dollars, relative to expected lower revenue, and stabilize as a percentage of revenues in 2008.

Technology and Product Development

	Years Ended December 31,
	2007	2006	Increase	Percent Change
	(dollars in thousands)
Technology and product development expense	$9,114	$11,375	$(2,261)	(20%)

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services. Also included are license fees, maintenance costs, Internet connectivity and hosting costs.

Technology and product development expense decreased in absolute dollars but increased modestly as a percentage of revenue for 2007 as compared to 2006, as we reduced the number of employees and contractors to bring our cost structure into alignment with our decreasing revenues.

In 2008, we expect technology and product development to decrease in total dollars due to lower staffing levels, but to increase slightly as a percentage of revenues as we continue to enhance our existing products and infrastructure.

General and Administrative

	Years Ended December 31,
	2007	2006	Increase	Percent Change
	(dollars in thousands)
General and administrative expense	$12,166	$12,305	$(139)	(1%)

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources personnel. These costs also include audit and legal fees, business consulting fees, business insurance premiums, rent and related expenses.

General and administrative expenses were consistent year over year, but increased as a percentage of revenues due to our lower revenue base.

We expect general and administrative expenses to decrease in total dollars as we reduced headcount and facilities costs, but to increase slightly as a percentage of revenue in 2008.

Impairment of goodwill and long-lived assets

Based on our recent history of operating losses and the decline in the market value of our common stock, particularly in the fourth quarter of 2007, we evaluated the recoverability of our goodwill and long-lived assets and assessed potential impairment using market prices and other available information. As a result we recorded an impairment charge to goodwill of $3.6 million and an impairment charge of $0.8 million related to computer equipment, software, office equipment and furniture. In addition, during the year we determined that certain internally developed software projects had limited future benefits, resulting in impairment charges totaling $0.6 million.

Also, in July 2007, we closed our satellite sales and service center in Yakima, Washington, and recognized an impairment charge of $1.2 million to reduce the related leasehold improvements to their estimated fair value less selling costs.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year. Accelerated depreciation recognized for the early retirement of the technology investment in HomePages in the first quarter of 2007 was later partially offset by the release of the updated product in April 2007.

We expect depreciation expense to decrease in 2008 primarily due to the impairment charges taken against our capital assets during 2007, partially offset by depreciation from new asset acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets increased for 2007 when compared to 2006, due to the new intangible assets related to the Realty Generator acquisition in the fourth quarter. This increase was partially offset by the early retirement of a mapping technology asset in March 2007.

We expect 2008 amortization expense to increase due to the full year of amortization expense on the intangible assets related to the acquisition of Realty Generator.

Interest Income

Interest income increased in 2007 when compared to 2006 due to increased rates of return on investments. Overall cash and investment balances declined significantly in the fourth quarter of 2007 as we acquired Realty Generator and invested in ActiveRain. At December 31, 2007, we held $62.9 million in cash, cash equivalents and short-term investments, compared to $77.8 million at December 31, 2006.

Income Taxes

We recognized income tax expense for 2007 as a result of recording a full valuation allowance against our deferred tax assets, which was partially offset by a tax benefit resulting from our ability to carry back current year tax losses and recover prior taxes paid.

Comparison of Years Ended December 31, 2006 and December 31, 2005

The following discussion of operating results addresses results from continuing operations. Our former mortgage business is presented in our financial statements as discontinued operations.

Revenues

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	(dollars in thousands)
Real estate revenues	$85,824	$79,088	$6,736	9%

Real estate revenue increased 9% due primarily to revenue from our HomePages Showcase service, new in 2006. Revenue from our lead product bundles, HouseValues and JustListed, increased modestly due to a 16% increase in our average real estate core customer count, offset by a 5% decline in average revenue per customer.

Sales and Marketing

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	(dollars in thousands)
Sales and marketing expense before stock-based compensation	$54,582	$40,226	$14,356	36%
Stock-based compensation	894	223	671	301%

Total sales and marketing expense	$55,476	$40,449	$15,027	37%

Sales and marketing expense increased in total and as a percentage of revenue during 2006 when compared to 2005 primarily due to increased lead generation costs. Lead generation costs increased significantly as a percentage of revenue in 2006 due to the higher cost of generating leads compared to the historical low cost levels experienced in 2005 as well as the higher average level of lead commitments. Payroll and related costs increased in 2006 due to increased average headcount, as we scaled our real estate operations during 2005 and 2006 and as we developed our workforce in our new Yakima location. Headcount for 2006 increased through September 30, 2006 but declined during the fourth quarter of 2006.

Technology and Product Development

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	(dollars in thousands)
Technology and product development expense before stock-based compensation	$10,693	$6,968	$3,725	53%
Stock-based compensation	682	150	532	355%

Total technology and product development expense	$11,375	$7,118	$4,257	60%

Technology and product development expense increased significantly in absolute dollars and as a percentage of revenue for 2006 as compared to 2005, primarily due to payroll and related expenses, including stock-based compensation, technology licenses and contractor expense. Payroll and related expenses increased as we added personnel to invest in new product planning and to maintain and improve our existing services, features and infrastructure for our larger customer base. Expenses related to technology licenses increased as we supported new data sources for our HomePages web site.

General and Administrative

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	(dollars in thousands)
General and administrative expense before stock-based compensation	$10,044	$8,429	$1,615	19%
Stock-based compensation	2,261	683	1,578	231%

Total general and administrative expense	$12,305	$9,112	$3,193	35%

General and administrative expenses for 2006 increased both in total dollars and as a percentage of revenues when compared to 2005, primarily due to increased salaries and related expenses (including stock-based compensation and severance) for the additional staffing hired in 2005 to support the growth in our business, as well as our operations as a public company, increased business taxes and increased rent and facilities costs, primarily due to the opening of our Yakima location. Business taxes increased in 2006 compared to 2005 due to a settlement for a tax audit recorded in 2005.

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

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased year-over-year primarily due to additional depreciation expense on leasehold improvements at our Yakima location, capitalized software development and on new workstations and equipment. Additionally, in the last half of 2006 we recognized $0.6 million of accelerated depreciation on approximately $1.0 million of unamortized technology investment in HomePages that was retired upon the launch of the next major release of the product in early 2007.

Amortization of Intangible Assets

Amortization of intangible assets decreased for 2006, when compared to 2005, primarily due to certain intangible assets becoming fully amortized.

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

Income Taxes

Our 2006 effective annual tax rate for continuing operations was 7.0% compared to an effective rate of 32.6% in 2005, primarily due to our pretax income relative to our tax-exempt interest income.

Quarterly Consolidated Statements of Operations

The following tables present the unaudited operational data related to our continuing operations for the eight quarters ended December 31, 2007. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this filing. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

The quarterly results for 2007 have been revised to appropriately recognize the early retirement of an internally developed software product related to our HomePages web site in the first quarter of 2007. During our year end closing procedures, we determined that this project had not been appropriately depreciated in the first quarter of 2007. Under the guidance of Staff Accounting Bulletin (SAB) 99, “Materiality” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we have determined that the error was immaterial to the prior quarterly periods and have presented revised quarterly results within this Form 10-K. We will adjust 2007 quarterly results within our quarterly filings on Form 10-Q when next presented during 2008. The impacts of this revision on quarterly periods have been presented subsequent to the Quarterly Consolidated Statement of Operations in the table titled Immaterial Error Correction for Prior Quarterly Periods during 2007.

	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(in thousands)
Continuing Operations Data, in thousands:
Revenues	$12,189	$13,797	$15,984	$17,838	$19,148	$21,091	$22,351	$23,234
Expenses:
Sales and marketing	7,879	8,946	10,241	12,387	13,463	14,463	13,709	13,841
Technology and product development	1,694	2,123	2,507	2,790	3,311	2,700	2,528	2,836
General and administrative	2,735	2,864	3,015	3,552	3,064	3,188	2,951	3,102
Impairment of long-lived assets	4,916	1,200	—	—	—	—	—	—
Depreciation and amortization of property and equipment	1,064	1,170	1,245	2,155	1,488	1,559	1,116	1,014
Amortization of intangible assets	333	16	16	395	70	68	213	213

Total expenses	18,621	16,319	17,024	21,279	21,396	21,978	20,517	21,006

(Loss) income from operations	(6,432)	(2,522)	(1,040)	(3,441)	(2,248)	(887)	1,834	2,228
Equity in loss of investee	(162)	—	—	—	—	—	—	—
Interest income	762	883	751	586	642	717	690	604

(Loss) income before income tax expense	(5,832)	(1,639)	(289)	(2,855)	(1,606)	(170)	2,524	2,832
Income tax (benefit) expense	4,041	(761)	(51)	(1,275)	(896)	351	—	797

Net (loss) income from continuing operations	$(9,873)	$(878)	$(238)	$(1,580)	$(710)	$(521)	$2,524	$2,035

Net income (loss) from discontinued operations	$37	$74	$119	$(36)	$(4,629)	$(942)	$(630)	$(265)

Net (loss) income	$(9,836)	$(804)	$(119)	$(1,616)	$(5,339)	$(1,463)	$1,894	$1,770

Net (loss) income per share — basic
Net (loss) income from continuing operations per share — basic	$(0.40)	$(0.04)	$(0.01)	$(0.06)	$(0.03)	$(0.02)	$0.10	$0.08
Net (loss) income from discontinued operations per share — basic	$—	$—	$—	$—	$(0.19)	$(0.04)	$(0.03)	$(0.01)

Net (loss) income per share — basic	$(0.40)	$(0.03)	$—	$(0.07)	$(0.22)	$(0.06)	$0.07	$(0.07)

Net (loss) income per share — diluted
Net (loss) income from continuing operations per share — diluted	$(0.40)	$(0.04)	$(0.01)	$(0.06)	$(0.03)	$(0.02)	$0.09	$0.07
Net (loss) income from discontinued operations per share — diluted	$—	$—	$—	$—	$(0.19)	$(0.04)	$(0.02)	$(0.01)

Net (loss) income per share — diluted	$(0.40)	$(0.03)	$—	$(0.07)	$(0.22)	$(0.06)	$0.07	$(0.06)

Continuing Operations Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	65	65	64	69	70	69	61	60
Technology and product development	14	15	16	16	17	13	11	12
General and administrative	22	21	19	20	16	15	13	13
Impairment of long-lived assets	40	9	—	—	—	—	—	—
Depreciation and amortization of property and equipment	9	8	7	12	8	7	6	4
Amortization of intangible assets	3	—	—	2	—	—	1	1

Total expenses	153	118	106	119	111	104	92	90

(Loss) income from operations	(53)	(18)	(6)	(19)	(11)	(4)	8	10
Equity in loss of investee	(1)	—	—	—	—	—	—	—
Interest income	6	6	5	3	3	3	3	2

(Loss) income before income tax expense	(48)	(12)	(1)	(16)	(8)	(1)	11	12
Income tax (benefit) expense	33	(6)	—	(7)	(4)	1	—	3

Net (loss) income from continuing operations	(81%)	(6%)	(1%)	(9%)	(4%)	(2%)	11%	9%

Immaterial Error Correction for Prior Quarterly Periods during 2007

	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
	(in thousands)
Continuing Operations Data:
Depreciation, as originally reported	$1,280	$1,354	$1,413
Immaterial error corrections	(110)	(109)	742
Depreciation, as adjusted	$1,170	$1,245	$2,155

(Loss) income from operations, as reported	$(2,632)	$(1,149)	$(2,699)
Immaterial error corrections	110	109	(742)
(Loss) income from operations, as adjusted	$(2,522)	$(1,040)	$(3,441)

Net (loss) income from continuing operations, as reported	$(949)	$(286)	$(1,168)
Immaterial error corrections, net of income tax effect	71	48	(412)
Net (loss) income from continuing operations, as adjusted	$(878)	$(238)	$(1,580)

Net loss per share from continuing operations — basic, as reported	$(0.04)	$(0.01)	$(0.05)
Immaterial error corrections	—	—	(0.01)
Net loss per share from continuing operations — basic, as adjusted	$(0.04)	$(0.01)	$(0.06)

Net loss per share from continuing operations — diluted, as reported	$(0.04)	$(0.01)	$(0.05)
Immaterial error corrections	—	—	(0.01)
Net loss per share from continuing operations — diluted, as adjusted	$(0.04)	$(0.01)	$(0.06)

Comparison of the Quarters Ended December 31, 2007 and September 30, 2007

Revenue in the fourth quarter of 2007 decreased 12% from the third quarter of 2007. We experienced a 14% decrease in average core customer count during the fourth quarter, while average monthly revenue per core customer decreased 5%. These decreases were partially offset by the addition of Realty Generator revenue in the fourth quarter of 2007. More information about the sequential change in revenue and customers is included in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

Fourth quarter 2007 sales and marketing expense decreased $1.1 million from the third quarter of 2007, but remained constant as a percentage of revenue. This decrease in expense primarily resulted from reduced salary expense related to headcount reductions in the third and fourth quarters of 2007. Lead generation expenses also decreased in absolute dollars but increased slightly as a percentage of revenue primarily due to seasonal increases in consumer lead generation costs.

When comparing the fourth quarter of 2007 with the third quarter of 2007, technology and product development expense decreased about $0.4 million and decreased slightly as a percentage of revenue. The decrease in expense was primarily due to decreased salaries, net of increased capitalized labor.

Fourth quarter 2007 general and administrative expenses remained consistent with the third quarter of 2007, but increased slightly as a percentage of revenue.

During the fourth quarter of 2007, we evaluated the recoverability of our goodwill and long-lived assets and assessed potential impairment using market prices and other available information. As a result we recorded an impairment charge to goodwill of $3.6 million and an impairment charge of $0.8 million related to computer equipment, software, office equipment and furniture. In addition, we determined that certain internally developed software projects had limited future benefits, resulting in an impairment charge of $0.6 million.

Also, in the third quarter of 2007, we closed our satellite sales and service center in Yakima, Washington, recognizing an impairment charge of $1.2 million to reduce the related leasehold improvements to their estimated fair value less selling costs.

Key Operational Metrics — Real Estate Products

The following table presents operational data related to our real estate products for the eight quarters ended December 31, 2007:

	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Operational Data:
Components of revenue (in thousands):
Real estate core revenue (1)	$10,967	$13,469	$15,619	$17,514	$18,735	$20,623	$21,953	$22,747
Other real estate revenue (2)	1,222	328	365	324	413	468	398	487

Net real estate revenue	$12,189	$13,797	$15,984	$17,838	$19,148	$21,091	$22,351	$23,234
Core real estate customers, end of period	9,032	10,648	12,207	13,508	14,596	16,184	15,993	15,825
Average monthly real estate customer churn rate (3)	9.8%	9.5%	9.1%	10.4%	9.3%	7.6%	7.4%	6.6%
Average core real estate customers in the quarter (4)	9,840	11,428	12,858	14,052	15,390	16,089	15,909	15,398
Average monthly revenue per core real estate customer (5)	$372	$393	$405	$415	$406	$427	$460	$492

(1)	Real estate core revenue consists of revenue from our primary real estate service offerings, HouseValues, JustListed, and agent advertising products. The customers from these primary service offerings are referred to as “core real estate customers.”
(2)	Other real estate revenue includes revenue related to Realty Generator, sales of surplus leads to brokers with no minimum commitment, monthly fees for use of our tools, the sales of branded marketing collateral, seminar attendance fees, and advertising.
(3)	Average monthly customer churn is calculated by dividing the number of core real estate customers who canceled during the quarter by the average core real estate customers in the quarter, divided by the number of months in the quarter. One minus our average monthly churn rate equates to our average monthly retention rate. Our annualized customer retention rate is calculated as average monthly retention raised to the power of 12. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(4)	Average core real estate customers in the quarter are calculated as the average of core real estate customers at the beginning and at the end of the quarter.
(5)	Average monthly revenue per core real estate customer (ARPU) is calculated as core real estate revenue for the quarter divided by the average number of core real estate customers in the quarter.

Our core real estate customer count decreased by 1,616 customers during the fourth quarter of 2007, compared to a net decrease of 1,559 customers in the third quarter of 2007. While the number of cancelling customers decreased this quarter, we also added fewer customers this quarter due to typical seasonal factors, as well as difficult market conditions. Ending core real estate customers at December 31, 2007 decreased 38% compared to December 31, 2006.

Existing home transaction volumes continued to decline in the fourth quarter of 2007. We believe this trend impacts the investment in marketing that real estate professionals are willing to make, resulting in higher churn and slower new sales. Average monthly churn for our real estate business was 9.8% for the fourth quarter of 2007, up from 9.5% in the third quarter of 2007. Monthly churn of 9.8% equates to 90.2% monthly retention which represents a 29% annualized retention rate. While we expect to experience fluctuations in our churn rate from quarter to quarter, we believe that market conditions may continue to drive similar trends in the near term.

Average monthly revenue per real estate customer for the fourth quarter of 2007 decreased 5% compared to the third quarter of 2007. The decline in ARPU primarily reflected price reductions that were made in response to softening demand. These price reductions included efforts to add customers in areas that can be supported by our current lead production. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash (used in) provided by operating activities	$(39)	$11,164	$23,984
Cash used in investing activities	(13,797)	(11,507)	(22,781)
Cash (used in) provided by financing activities	(90)	(9,515)	469

At December 31, 2007, our cash, cash equivalents and short-term investments were held in the form of bank deposits, money market accounts and auction-rate securities. These auction-rate securities were classified as short-term investments available for sale and are reported at fair value, which approximates cost. Subsequent to year-end, we sold the auction-rate securities at par. Currently, substantially all of our cash is being held in money market funds backed by short-term U.S. Government obligations.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we may generate from our operations.

Operating Activities

Net cash provided by operating activities primarily consists of net income or loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes, impairment of goodwill and long-lived assets and the effect of changes in working capital. Net cash provided by operating activities decreased $11.2 million in 2007 compared to 2006. This decrease was primarily due to an $8.2 million reduction in our current liabilities, as well as an increase in our net loss after non-cash items.

Net cash provided by operating activities decreased $12.8 million in 2006 compared to 2005. This increase resulted primarily from a decrease in net income after non-cash items and the reclassification of tax benefits received on the exercise of stock options from operating activities to financing activities effective in 2006, as required with our adoption of SFAS 123R.

Investing Activities

Cash used in investing activities for 2007 increased by $2.3 million compared to the same period last year. In the fourth quarter of 2007, we purchased Realty Generator and invested in ActiveRain for a total cash outlay of $12.0 million. These expenditures were partially offset by a decrease in our purchases of property and equipment of $4.9 million and the $3.8 million increase in net proceeds from the liquidation of our short-term investments. Our capital expenditures in 2007 were generally investments in our customer-facing infrastructure and the development costs related to new products and features.

Cash used in investing activities for 2006 decreased by $11.3 million compared to 2005. During 2006, our net purchases of short-term investments decreased by $5.6 million when compared to 2005. Additionally, in 2005 we purchased The Loan Page for $5.2 million in cash.

Financing Activities

Cash used in financing activities for 2007 decreased $9.4 million primarily due to the $1.0 million used for the purchase and retirement of 250,000 shares of common stock in 2007, compared to $11.4 million used for the purchase and retirement of 2 million shares in 2006.

Cash used by financing activities increased by $10.0 million in 2006 compared to 2005 primarily due to the purchase and retirement of 2.0 million shares of our common stock for $11.4 million during the last half of 2006. This was partially offset by the proceeds from exercises of stock options and warrants, and by the tax benefit realized from the exercise of stock options, which is now classified as a financing cash flow as required with our adoption of SFAS 123R.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. During the third quarter of 2007, we purchased 250,000 shares for $1.0 million. The shares were purchased at an average price of $3.87 and represent approximately 1% of the shares outstanding at June 30, 2007. At December 31, 2007, 1.75 million shares remain available for purchase under the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
August 1, 2007 — August 31, 2007	245,900	$3.87	245,900	1,754,100
September 1, 2007 — September 30, 2007	4,100	$4.02	4,100	1,750,000

Total	250,000	$3.87	250,000	1,750,000

Contractual Obligations and Known Future Cash Requirements

The following table summarizes our contractual obligations at December 31, 2007 and the expected effect on our liquidity and cash flows. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period
	Total	Less Than 12 months	13–36 Months	37–60 Months	More Than 60 months
	(in thousands)
Note payable	$2,000	$2,000	$—	$—	$—
Purchase commitments	758	538	220	—	—
Operating lease obligations	2,477	909	1,568	—	—

	$5,235	$3,447	$1,788	$—	$—

This table excludes the short-term liabilities disclosed on our balance sheets and other long-term liabilities that do not require cash payments, such as deferred rent and deferred income taxes. Additionally, the Yakima facility lease that was terminated in January 2008 was excluded from this table.

Note Payable

During the fourth quarter of 2005 we acquired The Loan Page. As part of that acquisition we assumed a note payable with a face amount of $1,680 and a contractual interest rate of 3.55%. Upon acquisition, the note was discounted to a fair value of $1,590 to reflect an effective yield of 8.2%. The note requires all principal and interest be paid in full on December 22, 2008, a total payment of $2,000. The balance outstanding for this note payable, including accrued interest, was $1,873 at December 31, 2007.

Advertising and Media Contracts

We purchase advertising from numerous online and offline advertising vendors, such as Google, Yahoo!, CNN, Fox, MSNBC and HomeGain. We typically purchase and pay for online and television advertising on a monthly basis. To the extent that we have ongoing obligations to purchase a fixed or minimum amount of advertising, we have included these obligations under purchase commitments in the table above.

Future Earn-out Payments related to the Acquisition of Realty Generator

On November 1, 2007, we acquired substantially all of the assets of Realty Generator, LLC and a related entity for $10.2 million in cash and assumed liabilities, as well as certain contingent payments dependent on the future results of operations. Future incentive payments will be based on revenue goals through June 30, 2009 as well as payments equal to 75% of earnings, as defined, through December 31, 2008. As contingent consideration is earned, the amounts will be recorded as goodwill. As of December 31, 2007, we had accrued $173 for contingent consideration earned.

Future Capital Requirements

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, and the timing of introductions of new services and enhancements to existing services. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products, services or technologies, we may enter into these types of arrangements in the future. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the policies and estimates we feel are critical.

Business Combinations, Intangible Assets, Goodwill and Equity Investments

We account for our business combinations using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition. Significant judgment is used to estimate the fair values of the assets and liabilities acquired, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. We determined the fair value of various identifiable intangible assets, including customer lists and developed technology, using factors such as revenue estimates of customers acquired, adjusted for assumed attrition rates and estimated costs that would be incurred to obtain the capabilities gained from the acquired developed technology. Our estimates of revenue and costs are based on historical data, internal estimates and a variety of external sources.

Intangible assets, other than goodwill, and other long-lived assets are being amortized over their estimated useful lives and are periodically reviewed to evaluate whether the value of these assets may be impaired. The determination of the fair value of these assets is dependent on material judgment and estimates, including estimates of related future cash flows, market price for similar assets and the assets’ related lives.

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

Our minority investment in ActiveRain must also be periodically reviewed to determine whether the value of the investment may be impaired. The determination of the fair value of this asset is dependent on material judgment and estimates, including estimates of related future cash flows and market price for similar assets.

Our recent history of operating losses and the decline in the market value of our stock, particularly in the fourth quarter of 2007 caused us to assess the realizability of our goodwill and other long-lived assets. As a result of these analyses, we recorded impairment charges totaling $6.1 million related to goodwill and other long-lived assets in 2007.

In 2006, we assessed the realizability of assets related to the mortgage segment. As a result of the deterioration of projected future cash flows for our mortgage segment, we recorded an impairment charge of $6.2 million in 2006 related to the intangible assets and goodwill from The Loan Page acquisition. Management made a formal decision to exit the mortgage lead generation business in January 2007.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating loss carryforwards in our existing business and related to acquisitions. We must make significant assumptions, judgments and estimates to determine the provision for income taxes and the related current and deferred tax assets and liabilities, as well as the valuation allowance to be recorded against deferred tax assets. Our judgments, assumptions and estimates must take into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits.

Changes in the amount of our tax exempt income, increases in operating losses, changes in the tax laws or our interpretation of the tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes and the amount of valuation allowances required in our consolidated financial statements.

At December 31, 2007, we have net deferred tax assets of $6.3 million. We considered all available evidence to determine whether a valuation allowance was required for those assets, including the following factors: estimates regarding the timing and amount of the reversal of taxable temporary differences, taxable income in prior carryback years as permitted under tax law, historical taxable income, normalized for non-recurring items, expected future taxable income and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We believe that, based on our current projections of future operating profits that it is not likely that we will be able to realize our deferred tax assets and have recorded a valuation allowance for the full amount of our deferred tax assets as of December 31, 2007.

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

The following table illustrates the effect of changing these significant variables on the estimated fair value of our options. The following examples are hypothetical but representative of our option grants and their related fair values at December 31, 2007. In each analysis, the remaining variables are held constant. This illustration is not intended to provide a range of exposure or expected deviation.

Effect of a 10% change in our stock price volatility estimate:

	-10%	Current Volatility Estimate	+10%
Stock option volatility	50%	60%	70%
Estimated fair value	$1.17	$1.35	$1.53

Effect of a 1-year change in expected life of our stock options:

	-1 Year	Current Expected Life Estimate	+1 Year
Estimated option life	2.5 years	3.5 years	4.5 years
Estimated fair value	$1.16	$1.35	$1.52

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. We adopted SFAS 157 in January 2008. Our adoption of SFAS 157 did not have an impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We have elected not to apply the fair value option to any of our financial instruments. As a result, our adoption of SFAS 159 did not impact our financial position and results of operations.

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

As of December 31, 2007 we were holding $27.4 million of investment grade auction rate securities. Subsequent to year end, we sold all of the auction rate securities at par. As of March 11, 2008, we are holding our cash in government obligations money market funds. We will continue to invest in these money market funds and other vehicles that we believe will meet our primary investment objectives of capital preservation and liquidity.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for the Index to the consolidated financial statements and supplementary data required by this item, which are filed as part of this report and are incorporated herein by reference.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Quarterly Consolidated Statements of Operations” for selected quarterly financial data, which data is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company’s independent registered public accountants on accounting and financial disclosure matters within the three year period ended December 31, 2007, or in any period subsequent to such date.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), for us. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control —Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

KPMG, LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included herein at page 41.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HouseValues, Inc.:

We have audited HouseValues, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HouseValues, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on HouseValues, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, HouseValues, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HouseValues, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 11, 2008

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2007 that was not reported as required.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 29, 2008, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2007, our fiscal year end.

ITEM 11: EXECUTIVE COMPENSATION

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 29, 2008, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2007, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the “Equity Compensation Plan Information” below, the information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 29, 2008, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2007, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,576,228	$3.88	919,300	(2)(3)
Equity compensation plans not approved by shareholders
Total	4,576,228	$3.88	919,300	(2)(3)

(1)	Options are outstanding under the 1999 Stock Option Plan and the 2004 Equity Incentive Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004.
(2)	The 2004 Plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors. Effective January 1, 2008, an additional 700,000 shares have been authorized for issuance under the automatic annual increase provisions of the 2004 Plan.
(3)	Under the 2004 Plan, in addition to stock options, we may grant restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 29, 2008, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2007, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 29, 2008, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2007, our fiscal year end.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005 — page 72.

(b) EXHIBIT INDEX: The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
2.1&

Asset Purchase Agreement, by and among HouseValues, Inc., Realty Generator, LLC, Tom Ray and Justin Tracy and Blackwater Realty, LLC, dated November 1, 2007, incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed on November 1, 2007
(File No. 000-51032).

3.1	Amended and Restated Articles of Incorporation of the registrant, incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K filed on December 16, 2004 (File No. 000-51032).

3.2	Amended and Restated Bylaws of the registrant, incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed on December 16, 2004 (File No. 000-51032).

10.1*	1999 Stock Incentive Plan, incorporated by reference from Registration No. 333-118740, Exhibit 10.1.

10.2*	2004 Equity Incentive Plan, incorporated by reference from Registration No. 333-118740, Exhibit 10.2.

10.3*	Employment Agreement by and between the registrant and Ian Morris, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.3.

10.4*	Incentive Stock Option Letter Agreement by and between the registrant and Ian Morris, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.4.

10.5	Commercial Lease between the registrant and Kirkland 405 Corporate Center, dated October 26, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.14.

10.6*	Incentive Stock Option Letter Agreement by and between the registrant and Gregg Eskenazi, dated May 13, 2004, incorporated by reference from Registration No. 333-118740, Exhibit 10.15.

10.7*

Form of Standard Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on August 29, 2005 (File No. 000-51032).

Exhibit No.	Description
10.8*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Executive Officer, incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K filed on August 29, 2005 (File No. 000-51032).

10.9*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Operating Officer, Chief Financial Officer and General Counsel, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 8-K filed on August 29, 2005 (File No. 000-51032).

10.10	Commercial Lease by and between HouseValues, Inc. and Chinook Business Park, L.L.C., dated October 24, 2005, incorporated by reference from the Registrant’s Form 8-K filed on October 25, 2005.

10.11*	Description of 2008 Executive Officer Bonus Program incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 22, 2008.

10.12*

Description of nonqualified stock option program for non-employee directors, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 10, 2006 (File No. 000-51032).

10.13*

Amendment to Employment Agreement by and between the registrant and Gregg Eskenazi, dated December 13, 2006, incorporated by reference from the Registrant’s Form 10-K filed on March 2, 2007, Exhibit 10.16 (File No. 000-51032).

10.14*

Employment Agreement by and between the registrant and R. Barry Allen, dated January 23, 2007, incorporated by reference from the Registrant’s Form 10-K filed on March 2, 2007, Exhibit 10.18 (File No. 000-51032).

10.15*

Employment Agreement by and between the registrant and Gregg Eskenazi, dated January 5, 2004, incorporated by reference from the Registrant’s Form 10-Q filed on May 7, 2007,
Exhibit 10.3 (File No. 000-51032).

10.16*

Form of Restricted Stock Unit Award Agreement for HouseValues Executives under the HouseValues, Inc. 2004 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on September 7, 2007 (File No. 000-51032).

10.17*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to the Registrant’s
Form 8-K filed on February 10, 2006 (File No. 000-51032).

10.18*+	Employment Agreement by and between the registrant and Jacqueline L. Davidson, dated February 19, 2008, (File No. 000-51032).

10.19*+	Employment Agreement by and between the registrant and Richard F. Goebel, dated July 6, 2007, (File No. 000-51032).

10.20*+	Separation Agreement and Release by and between the registrant and Richard F. Goebel, dated January 23, 2008, (File No. 000-51032).

10.21*+	Separation Agreement and Release by and between the registrant and R. Barry Allen, dated March 7, 2008, (File No. 000-51032).

21.1+	Subsidiaries of the registrant.

23.1+	Consent of KPMG LLP, independent registered public accounting firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit No.	Description
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

&	Pursuant to Item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 11th day of March 2008.

HOUSEVALUES, INC.

By:	/s/ IAN MORRIS
Ian Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated below on the 11th day of March, 2008.

Signature	Title

/s/ FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Chairman of the Board and Director

/s/ IAN MORRIS Ian Morris	Chief Executive Officer and Director (Principal Executive Officer)

/s/ R. BARRY ALLEN R. Barry Allen	Chief Financial Officer (Principal Financial Officer)

/s/ JACQUELINE DAVIDSON Jacqueline Davidson	Vice President of Finance (Principal Accounting Officer)

/s/ JON W. GACEK Jon W. Gacek	Director

/s/ NICOLAS J. HANAUER Nicolas J. Hanauer	Director

/s/ RICHARD A. MENDENHALL Richard A. Mendenhall	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HouseValues, Inc.:

We have audited the accompanying consolidated balance sheets of HouseValues, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HouseValues, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation for all stock-based awards made to employees and directors effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HouseValues, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 11, 2008

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$59,808	$85,824	$79,088
Expenses:
Sales and marketing (1)	39,453	55,476	40,449
Technology and product development (1)	9,114	11,375	7,118
General and administrative (1)	12,166	12,305	9,112
Impairment of goodwill and long-lived assets	6,116	—	—
Depreciation and amortization of property and equipment (2)	5,634	5,177	1,891
Amortization of intangible assets	760	564	647

Total expenses	73,243	84,897	59,217

(Loss) Income from operations	(13,435)	927	19,871
Equity in loss of unconsolidated subsidiary	(162)	—	—
Interest income	2,982	2,653	1,874

(Loss) Income before income tax expense	(10,615)	3,580	21,745
Income tax expense	1,954	252	7,077

Net (loss) income from continuing operations	(12,569)	3,328	14,668
Discontinued operations:
Income (loss) from discontinued operations (1)	297	(9,950)	485
Income tax expense (benefit)	103	(3,484)	170

Gain (loss) on discontinued operations	194	(6,466)	315

Net (loss) income	$(12,375)	$(3,138)	$14,983

Net (loss) income per share-basic:
Net (loss) income from continuing operations per share-basic	$(0.51)	$0.13	$0.58
Net (loss) income per share-basic	$(0.50)	$(0.12)	$0.59

Net (loss) income per share-diluted:
Net (loss) income from continuing operations per share-diluted	$(0.51)	$0.13	$0.53
Net (loss) income per share-diluted	$(0.50)	$(0.12)	$0.54

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Years Ended December 31,
	2007	2006	2005
Sales and marketing	$804	$894	$223
Technology and product development	404	682	150
General and administrative	2,336	2,261	683
Discontinued operations	19	275	45

	$3,563	$4,112	$1,101

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	Years Ended December 31,
	2007	2006	2005
Technology and product development	$3,687	$3,111	$731
General and administrative	1,947	2,066	1,160

	$5,634	$5,177	$1,891

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$35,450	$49,376
Short-term investments	27,400	28,400
Trade accounts receivable, net of allowance of $50 and $161, respectively	128	416
Prepaid expenses and other current assets	1,764	1,747
Prepaid income taxes	905	2,254
Deferred income taxes	—	1,643

Total current assets	65,647	83,836
Property and equipment, net	6,187	11,469
Goodwill	3,833	3,605
Intangible assets, net	6,330	626
Minority investment in unconsolidated subsidiary	2,588	—
Deferred income taxes	—	1,417
Other noncurrent assets	398	409

Total assets	$84,983	$101,362

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,395	$3,201
Accrued compensation and benefits	2,084	3,185
Accrued expenses and other current liabilities	1,809	5,057
Deferred rent, current portion	289	289
Deferred revenue	373	1,141
Note payable	1,873	—

Total current liabilities	7,823	12,873
Deferred rent, less current portion	722	1,094
Note payable	—	1,742

Total liabilities	8,545	15,709
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares; none issued and outstanding at December 31, 2007	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,521,139 and 24,410,843 shares at December 31, 2007 and 2006, respectively	66,375	63,215
Retained earnings	10,063	22,438

Total shareholders’ equity	76,438	85,653

Total liabilities and shareholders’ equity	$84,983	$101,362

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Deferred Stock- Based Compen- sation	Retained Earnings	Total Share- holders’ Equity
	Shares	Amount
Balance at December 31, 2004	24,935,000	$68,631	$(4,624)	$10,593	$74,600
Exercises of stock options, including income tax excess benefits of $2,293	848,980	3,380	—	—	3,380
Amortization of deferred stock-based compensation, net of forfeitures for terminated employees	—	(626)	1,727	—	1,101
Net income	—	—	—	14,983	14,983

Balance at December 31, 2005	25,783,980	71,385	(2,897)	25,576	94,064
Elimination of deferred stock-based compensation	—	(2,897)	2,897	—	—
Exercises of stock options, including income tax excess benefits of $550	626,863	1,927	—	—	1,927
Stock-based compensation	—	4,241	—	—	4,241
Purchase and retirement of common stock	(2,000,000)	(11,441)	—	—	(11,441)
Net loss	—	—	—	(3,138)	(3,138)

Balance at December 31, 2006	24,410,843	63,215	—	22,438	85,653
Exercises of stock options, including income tax shortfall benefits of $355	360,296	440	—	—	440
Stock-based compensation	—	3,688	—	—	3,688
Purchase and retirement of common stock	(250,000)	(968)	—	—	(968)
Net loss	—	—	—	(12,375)	(12,375)

Balance at December 31, 2007	24,521,139	$66,375	$—	$10,063	$76,438

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(12,375)	$(3,138)	$14,983
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of goodwill and long-lived assets	6,116	6,186	—
Depreciation and amortization of property and equipment	5,634	5,177	1,891
Amortization of intangible assets	760	1,259	776
Stock-based compensation	3,563	4,112	1,101
Deferred income tax (benefit) expense	3,060	(3,529)	610
Tax benefit from exercises of stock options and warrants	(83)	—	2,293
Equity in loss of unconsolidated subsidiary	162	—	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	300	161	(112)
Prepaid expenses and other current assets	(762)	955	1,081
Prepaid income taxes	995	(1,164)	(976)
Accounts payable	(1,373)	1,417	(394)
Accrued compensation and benefits	(1,101)	(1,051)	1,440
Accrued expenses and other current liabilities	(3,830)	1,519	571
Deferred rent	(372)	(329)	145
Deferred revenue	(864)	(553)	668
Other liabilities	131	142	(93)

Net cash (used in) provided by operating activities	(39)	11,164	23,984

Cash flows from investing activities:
Purchases of short-term investments	(39,145)	(5,000)	(12,799)
Sales of short-term investments	40,145	2,240	4,475
Purchases of property and equipment	(2,808)	(7,742)	(7,503)
Purchases of intangible assets	(14)	(48)	(361)
Cash paid for business acquisitions, net of cash acquired	(9,225)	(1,287)	(6,593)
Minority investment in unconsolidated subsidiary	(2,750)
Change in restricted cash and other noncurrent assets	—	330	—

Net cash used in investing activities	(13,797)	(11,507)	(22,781)

Cash flows from financing activities:
Purchase and retirement of common stock	(968)	(11,441)	—
Proceeds from exercises of stock options and warrants	795	1,376	1,087
Tax benefit from exercises of stock options	83	550	—
Proceeds from sale of common stock, net of issuance costs paid	—	—	(618)

Net cash (used in) provided by financing activities	(90)	(9,515)	469

Net (decrease) increase in cash and cash equivalents	(13,926)	(9,858)	1,672
Cash and cash equivalents at beginning of year	49,376	59,234	57,562

Cash and cash equivalents at end of year	$35,450	$49,376	$59,234

See accompanying notes to consolidated financial statements.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues, Inc. (NASDAQ: SOLD) provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. Our subscription software products include RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies; and MarketLeader, a customer relationship management and lead management solution for real estate agents. We also provide real estate professionals with access to industry-leading media buying and lead generation services to help them attract new clients and promote themselves throughout their community.

Additionally, HouseValues provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our consumer websites include: JustListed.com a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes.

Basis of Presentation

Consolidation — The consolidated financial statements include the financial statements of HouseValues and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Our equity investment in an entity over which we have significant influence but hold less than a controlling interest is not consolidated. We apply the equity method and record our investment at cost plus our equity in their undistributed net income or loss adjusted for any difference between our cost and the underlying equity in the net assets of the investee at the date of the investment. This investment is evaluated for impairment when a decline in the value of the investment to less than its carrying value is determined to be other than temporary.

Business segments — We operate a single business segment, representing marketing services provided to real estate professionals. Substantially all of our business comes from customers and operations located within the United States, and we do not have any assets located in foreign countries.

Discontinued operations — In January 2007, we exited the mortgage business. Results of operations related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statement of operations. We also have restated comparative periods for discontinued operations.

Reclassifications — Prior period financial statement amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets and goodwill, the useful lives and potential impairment of intangible assets and property and equipment, the carrying value of our equity investment in an entity, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and certain tax liabilities among others. We base our estimates on historical experience and on other assumptions that we believe to be reasonable. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

We generate the majority of our revenues from the services we provide to real estate agents and brokers. We generally charge a one-time set-up fee and a monthly fixed fee for a monthly bundle of services. Services are usually provided under the terms of a one-year agreement that then continues on a month-to-month basis until terminated. All initial set-up fees are recognized as revenue on a pro rata basis over the estimated customer life or the life of the contract, whichever is longer.

The remainder of our revenue is derived primarily from penalties for early termination of agent customer contracts , monthly fees for use of our Market Leader system, advertising and the sale of HouseValues branded marketing collateral, none of which materially affects our operating results.

Sales and Marketing

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include merchant processing fees, customer referral fees, as well as public relations and corporate communications costs.

Advertising costs are expensed as they are incurred. Total advertising expense was $17,976, $27,486 and $17,292 in 2007, 2006 and 2005, respectively.

Technology and Product Development

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services. Also included are license fees, maintenance costs, Internet connectivity and hosting costs.

General and Administrative

General and administrative costs consist primarily of salaries and related expenses for executive, legal, accounting, and human resources personnel. These costs also include insurance and professional fees, business taxes, rent and related expenses. Professional fees primarily consist of outside legal, audit and business consulting fees.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (SFAS 123R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. SFAS 123R supersedes

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in 2006.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to 2006 have not been restated to reflect this change.

Prior to our adoption of SFAS 123R, we determined our stock-based compensation expense under the intrinsic value method on a straight-line basis over the vesting period of the options. With the adoption of SFAS 123R, this expense has been replaced with stock-based compensation expense determined under the fair value method. Additionally, the deferred compensation in the equity section of our balance sheet has been reclassified to our common stock account effective January 1, 2006.

Stock-based compensation recognized in 2006 and 2007 is based on the fair value of the portion of our stock-based awards earned over that service period using the straight-line method, adjusted for expected forfeitures. Stock-based compensation recognized in our 2006 and 2007 financial statements includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and additional stock-based awards granted subsequent to December 31, 2005.

The compensation cost for awards granted prior to 2006 is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 while awards granted after December 31, 2005 follow the provisions of SFAS 123R to determine the grant date fair value and compensation cost.

Upon adoption of SFAS 123R, we continue to use the Black-Scholes option pricing model as our method of valuation for stock option awards. Our determination of the fair value of stock option awards on the date of grant using this option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price volatility over the expected life of the award and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Concentration of Risk

Our cash, cash equivalents and short-term investments are maintained in accounts with a major financial institution in the United States of America, in the form of money market accounts and auction-rate securities. Substantially all of the cash and cash equivalents on deposit exceed the federally insured limits for such deposits.

As of December 31, 2007, $27,400 was invested in investment grade auction-rate securities. Subsequent to year end, we sold all of the auction rate securities at par. As of March 11, 2008, we are holding our cash in government obligations money market funds. We will continue to invest in these money market funds and other vehicles that we believe will meet our primary investment objectives of capital preservation and liquidity.

Cash Equivalents and Short-term Investments

Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase. Investments with stated maturities of greater than three months when purchased are classified as short-term investments.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and other current liabilities, approximate fair value because of their short maturities or interest rate reset features.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are non-interest bearing. An allowance for doubtful accounts is maintained for potentially uncollectible receivables. We evaluate the collectibility of our accounts receivable based on several factors, including historical trends, aging of accounts, write-off experience and expectations of future performance. Delinquent accounts receivable are written off when they are determined to be uncollectible.

Property and Equipment

Property and equipment is recorded at historical cost less depreciation. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer equipment and software	3 years
Internally developed software	3 years
Office equipment and furniture	1.5 – 5 years
Leasehold improvements	Lesser of remaining lease term or asset life

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

Amortization of Intangible Assets

Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Developed technology	3 years
Domain names	5 years
Customer Base	3 years
Tradename	5 years

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. We adopted SFAS 157 in January 2008. Our adoption of SFAS 157 did not impact our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We have elected not to apply the fair value option to any of our financial instruments. As a result, our adoption of SFAS 159 did not impact our financial position and results of operations.

Note 2: Acquisition of Realty Generator

On November 1, 2007, we acquired substantially all of the assets of Realty Generator, LLC and a related entity for $10,158 in cash and assumed liabilities, as well as certain contingent payments dependent on the future results of operations. Realty Generator enhances our service offerings for real estate brokers by provides a turnkey lead generation and lead management system for real estate brokerage companies.

Future incentive payments will be based on revenue goals through June 30, 2009 as well as payments equal to 75% of Realty Generator’s earnings, as defined, through December 31, 2008. As contingent consideration is earned, the amounts will be recorded as goodwill. As of December 31, 2007, we had accrued $173 for contingent consideration earned.

As of the date of acquisition, we assigned the following values to the assets and liabilities acquired:

November 1, 2007 (Date of Acquisition)
Cash	$290
Accounts receivable	12
Intangible asset — developed technology	3,256
Intangible asset — customer base	1,265
Intangible asset — tradename	1,976
Goodwill(fully tax deductible)	3,661
Current liabilities	(890)

$9,570

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have included Realty Generator’s results of operations in our consolidated statements of income since November 2007. Realty Generator produced revenues of $928 since their acquisition. The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition occurred at the beginning of each of the following periods:

	Years Ended December 31,
	2007	2006
	(unaudited)
Revenues from continuing operations	$64,405	$89,462
Net (loss) income from continuing operations	$(12,852)	$2,723
Net (loss) income per share from continuing operations — basic	$(0.52)	$0.11
Net (loss) income per share from continuing operations — diluted	$(0.52)	$0.10

Note 3: Minority Investment in ActiveRain

On November 16, 2007 we acquired 32.4% of the outstanding voting stock of ActiveRain Real Estate Network for $2,750. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for the community of professionals in real estate and related businesses.

Our investment in ActiveRain is recorded using the equity method of accounting. Our investment represents our original investment and our proportionate share of their net loss as adjusted for any difference between our cost and the underlying equity in their net assets as of the date of our investment. The difference between our cost and the underlying equity in net assets of ActiveRain was $2,147, identified as intangible assets (in-process research and development, developed technology, trade name, and member base) and goodwill. Our proportionate share of the in-process research development totaled $59 and was expensed at the date of investment. The remaining intangible assets will be amortized over their estimated useful lives of 3-5 years.

Note 4: Discontinued Operations — Mortgage Business

In 2005, we launched a product targeted at mortgage professionals. Additionally, in 2005, we acquired the outstanding stock of The Loan Page, Inc. for $5,247 in cash and assumption of a note payable valued at $1,590, as well as their remaining liabilities. The Loan Page generated and marketed mortgage leads primarily to mortgage lenders.

Subsequently, this highly competitive market faced increasing economic and competitive challenges, especially for new market entrants like HouseValues. As a result, we decided in January 2007 to exit the mortgage business. During the first quarter of 2007 we paid severance costs of $63 related to the closure of those operations.

Results of operations related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statement of operations. We also restated the comparative period from the prior years for discontinued operations. Included in discontinued operations are revenues of $1,200, $12,419 and $7,622, including run-off subscription revenues of $895, $5,774 and $6,923 for the years ended December 31, 2007, 2006 and 2005, respectively. Our continuing run-off revenues are not considered significant, and there is not significant continuing involvement with the discontinued operations of the mortgage business.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Closure of Satellite Sales and Service Center

On July 31, 2007, we closed our satellite sales and service center in Yakima, Washington. In connection with this plan, we reduced our workforce by about 100 employees and paid severance and other charges related to the closure of $545.

At December 31, 2007, we had leasehold improvements and other assets at the Yakima facility that were classified as held for sale. In 2007, we recognized an impairment charge of $1,200 to reduce these assets to their estimated fair value less selling costs, resulting in a net book value of $418. These assets are included in property and equipment on the balance sheet at December 31, 2007.

Subsequent to year end, we terminated our lease for the Yakima facility. We did not pay a fee to terminate the lease. In a related transaction, we assigned our purchase option for the Yakima facility and transferred all remaining assets in the facility to a third party for a fee of $1,387. We recorded a gain of $791 in the first quarter of 2008, as the transaction with the third party was not fixed and determinable until 2008

Note 6: Earnings Per Share

Basic earnings per share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year.

Diluted earnings per share are calculated by dividing net income or loss by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method.

Unvested restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Restricted stock units are excluded from the dilutive earnings per share calculation as their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable and were excluded from weighted average common shares outstanding.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2007	2006	2005
Net (loss) income from continuing operations	$(12,569)	$3,328	$14,668
Net income (loss) from discontinued operations	194	(6,466)	315

Net (loss) income	$(12,375)	$(3,138)	$14,983

Weighted average common shares outstanding	24,520	25,374	25,411
Dilutive effect of stock options	—	1,112	2,128

Diluted Shares	24,520	26,486	27,539

Net (loss) income per share — basic:
Continuing operations	$(0.51)	$0.13	$0.58
Discontinued operations	$0.01	$(0.25)	$0.01

Net basic (loss) earnings per share	$(0.50)	$(0.12)	$0.59

Net (loss) income per share — diluted:
Continuing operations	$(0.51)	$0.13	$0.53
Discontinued operations	$0.01	$(0.24)	$0.01

Net diluted (loss) earnings per share	$(0.50)	$(0.12)	$0.54

Antidilutive stock options	3,087	1,848	610

Unvested restricted stock	1,491	—	—

Note 7: Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of the following:

	December 31,
	2007	2006
Cash	$1,028	$13,846
Money market account	34,422	35,530

Cash and cash equivalents	$35,450	$49,376

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

As of December 31, 2007, short-term investments consisted of auction-rate securities of $27,400. These investments have contractual maturities beyond ten years and are classified as short-term based on their 7 to 35-day interest rate reset periods and based on our intent and ability to sell or otherwise convert to cash. Because of the very short interest rate reset periods as well as our assessment of liquidity of these investments, fair value approximates cost. We have not realized any gains or losses on our short-term investments in the periods presented. There were no unrealized gains or losses at December 31, 2007 and 2006.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8: Property and Equipment, Net

Property and equipment, net of related depreciation and amortization consists of the following:

	December 31,
	2007	2006
Computer equipment and software	$6,616	$6,624
Internally developed software	6,513	7,427
Office equipment and furniture	2,144	2,644
Leasehold improvements	2,432	3,577

	17,705	20,272
Less: accumulated depreciation and amortization	(11,518)	(8,803)

	$6,187	$11,469

Internally developed software costs include external direct costs and internal direct labor and related employee benefits costs. Internally developed software costs totaled $3,741 and $4,586, net of accumulated amortization at December 31, 2007 and 2006. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Amortization of capitalized internally developed software costs was $2,175, $2,007 and $260 for 2007, 2006 and 2005, respectively.

Based on our recent history of operating losses and the decline in the market value of our stock, particularly in the fourth quarter, we evaluated the recoverability of our long-lived assets and assessed potential impairment using market prices and other available information. As we determined that the carrying amounts of our asset group exceeded our undiscounted future cash flows for the asset group, we were required to determine the fair market value of the asset group. As a result we recorded an impairment charge of $767 related to computer equipment, software, office equipment and furniture. In addition, we determined that certain internally developed software projects had limited future benefits, resulting in an impairment charge of $564.

As discussed in note 5, assets classified as held for sale with a net book value of $418 are included in property and equipment at December 31, 2007.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9: Intangible Assets, Net

Intangible assets and related accumulated amortization consists of the following:

	December 31,
	2007	2006
Cost:
Vendor agreements	$1,390	$1,390
Customer base	1,901	636
Developed technology	3,256	620
Tradename	1,976	—
Domain names	383	384
Patents	—	35

Total cost	8,906	3,065

Accumulated amortization:
Vendor agreements	(1,390)	(1,390)
Customer base	(706)	(636)
Developed technology	(181)	(241)
Tradename	(66)	—
Domain names	(233)	(172)

Total accumulated amortization	(2,576)	(2,439)

Total	$6,330	$626

During 2007, we recorded additions to intangible assets of $6,497 related to the Realty Generator acquisition described in note 2. The intangible assets acquired and their respective weighted average lives are as follows:

	2007 Amount	2007 Weighted Average Life
Developed technology	$3,256	3.0 years
Customer base	1,265	3.0 years
Tradename	1,976	5.0 years

	$6,497	3.4 years

Future amortization expense is expected to be as follows over each of the next five years:

Total
2008	$1,964
2009	1,951
2010	1,686
2011	398
2012	331

Total	$6,330

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2006, our business outlook for our mortgage business had deteriorated as the highly competitive mortgage market faced increasing economic and competitive challenges, especially for new market entrants like HouseValues. As a result, we recorded an impairment charge to the intangible assets related to our acquisition of The Loan Page. Our customer base intangible asset was reduced by $1,449 and developed technology was reduced by $1,527. We made the decision to exit the mortgage lead generation business in January 2007, as discussed in note 4. Accordingly, these impairment charges are reflected as a component of discontinued operations in the accompanying 2006 statement of operations.

Note 10: Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. During 2007 and 2006, we recorded additions to goodwill of $3,833, and $681, related to the acquisitions of Realty Generator and Soar Solutions, respectively.

We performed our 2007 annual goodwill impairment test in the fourth quarter of 2007, incorporating information on our recent history of operating losses, difficult market conditions in the residential real estate market that impacts our near term forecasted operations and cash flows, and the decline in our stock price, particularly in the fourth quarter. As a result we recorded an impairment charge to goodwill of $3,605 at December 31, 2007.

We performed our 2006 annual goodwill impairment test in the fourth quarter of 2006. The analysis was performed for both our real estate segment and our mortgage segment using a combination of market prices and discounted cash flows. Our evaluation indicated no impairment in the real estate segment. However, our business outlook for our mortgage business had deteriorated as the highly competitive mortgage market faced increasing economic and competitive challenges, especially for new market entrants like HouseValues. As a result, we recorded an impairment charge to goodwill of $3,210 for the goodwill related to our acquisition of The Loan Page. We made the decision to exit the mortgage lead generation business in January 2007.

We have recognized an aggregate of $6,815 of goodwill impairment expense for 2007 and 2006.

Note 11: Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities:

	December 31,
	2007	2006
Accrued advertising	$1,122	$3,973
Accrued capital asset costs	—	104
Accrued business taxes	74	178
Other	613	802

	$1,809	$5,057

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12: Self Insurance

We are self insured for our medical and dental coverage and carry two separate stop-loss policies which protect us from any individual claim exceeding $100 for the plan year or when cumulative claims exceed 120% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date based on an analysis of historical data and independent actuarial estimates. Our liability for self-insured medical and dental claims was $214 at the end of 2007.

Note 13: Income Taxes

Income tax expense from continuing operations is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
Current	$(1,106)	$3,780	$6,467
Deferred	(3,283)	(3,528)	610
Valuation allowance	6,343	—	—

	$1,954	$252	$7,077

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

	2007	2006	2005
Statutory federal rate	35.0%	35.0%	35.0%
Tax exempt interest	5.4%	(26.0%)	(2.9%)
Other permanent differences	1.0%	(2.0%)	0.5%
Valuation allowance	(59.8%)	—	—

Effective tax rate	(18.4%)	7.0%	32.6%

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowances and accruals	$227	$456
Stock-based compensation	2,357	1,674
Intangible assets	2,824	1,586
Deferred rent	354	484
Net operating loss carryforward — acquired as part of The Loan Page acquisition	1,212	1,212
Alternative minimum tax credit	247	—
Minority investment in ActiveRain	57	—
Valuation allowance	(6,343)	—

Total deferred tax assets	935	5,412
Deferred tax liabilities:
Depreciation and amortization	(510)	(1,827)
Prepaids, discounts and other	(425)	(525)

Total deferred tax liabilities	(935)	(2,352)

Net deferred tax asset	$—	$3,060

Our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. We believe that based on the decline in the national real estate market, our recent history of operating losses and the lack of carryback periods, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. As a result, we have established a valuation allowance for the full amount of our net deferred tax assets.

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

In addition to the deferred tax assets disclosed above, we have excess tax-deductible goodwill related to The Loan Page acquisition that we cannot recognize as a deferred tax asset to the extent that it exceeds the goodwill we reported for financial reporting purposes. In 2007, the realized tax deductions for that excess tax-deductible goodwill were recorded as a reduction to income tax expense. During 2006 and 2005, the realized tax deductions for the excess tax-deductible goodwill reduced the carrying amount of goodwill related to the acquisition by $124 and $20, respectively. At December 31, 2007 the balance of the unamortized excess tax-deductible goodwill was $3,896, which would result in an expected tax benefit of $1,364 applying the 35% statutory rate.

We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48. Both at the adoption date of January 1, 2007 and at December 31, 2007, we did not have any unrecognized tax benefits, nor did we have any interest or penalties accrued. We have concluded all U.S. federal income tax matters for years through 2004 and state and local taxes for years through 2003.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Note Payable

As part of our acquisition of The Loan Page we assumed a note payable with a face amount of $1,680 and a contractual interest rate of 3.55%. Upon acquisition, the note was discounted to a fair value of $1,590 to reflect an effective yield of 8.2%. The note requires all principal and interest be paid in full on December 22, 2008, a total payment of $2,000. The balance outstanding for this note payable, including accrued interest, was $1,873 at December 31, 2007.

Note 15: Leases

Our corporate offices in Kirkland, Washington are leased under terms of a noncancelable operating lease. This lease has a six-year term that commenced in December 2004 and includes an option to extend the lease term for five years beyond the initial commitment period.

In connection with the Kirkland lease, the landlord provided a tenant improvement allowance to cover the costs of remodeling the space, office furnishings, as well as moving expenses. The allowance of $1,718 has been recorded as deferred rent and is being recognized as rent expense over the initial term of the lease on a straight-line basis.

Our facility lease contain free rent periods and predetermined fixed escalations. We recognize rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as a deferred liability, which is included as a component of deferred rent on the accompanying consolidated balance sheets.

The following is a schedule by year of future minimum payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007.

2008	909
2009	790
2010	778

$2,477

The table does not include rent related to our former Yakima facility. At December 31, 2007, we had an option to terminate the lease within one year, which option we intended to exercise had we not terminated the lease subsequent to year end, as discussed in note 5.

Rent expense totaled $1,314, $1,311 and $1,027 during 2007, 2006 and 2005, respectively.

Note 16: Stock Option Plans and Stock-Based Compensation

Equity Based Award Plans

We issue stock options and restricted stock units to our employees under the terms of the 2004 Equity Incentive Plan, which became effective on completion of our initial public offering in December 2004. Our shareholders approved 1,500,000 shares for issuance under this plan. Additionally, 610,109 shares from the 1999 Stock Incentive Plan have been transferred to the 2004 Plan and have or will be registered under the 2004 Plan. This plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to December 15, 2004 we issued options and restricted stock units under the 1999 Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. Unallocated shares created by subsequent cancellations of 610,109 options have been transferred automatically to the 2004 Plan.

Expense Recognition

Effective January 1, 2006, we adopted SFAS 123R, which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and expensed over the requisite service period. For prior periods, we applied the intrinsic value method and have not restated prior periods, as permitted by SFAS 123R.

Stock Option Fair Value Determination

Valuation and Recognition Method. We estimate the fair value of stock-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on our limited historical experience and the estimates of other companies similar to ours, giving consideration to the contractual terms, vesting schedules, pre-vesting and post-vesting forfeitures and expected employees’ exercise behavior.

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

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the award.

Expected Dividend Yield. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The value of each employee option granted during 2007, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Weighted average expected risk-free interest rate	4.77%	4.61%	4.11%
Weighted average expected volatility	75%	82%	91%
Expected life (in years)	3.2 years	3.0 years	3.1 years
Expected dividend yield	0%	0%	0%
Weighted average fair value	$2.61	$3.85	$8.40

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our stock options typically vest on a graded basis over a four year period and typically expire the earlier of ten years from the date of grant or ninety days following termination of employment.

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,037,756	$6.63	$4.40
Options granted	728,800	4.89	2.61
Options exercised	(360,296)	2.21	5.33
Options forfeited	(1,022,427)	7.72	5.02
Options expired	(298,605)	13.16	8.40

Outstanding at December 31, 2007	3,085,228	$5.75	$3.28	7.3 years	$1,022

Exercisable at December 31, 2007	1,750,299	$5.17	$2.87	6.2 years	$991

The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table.

	Years Ended December 31,
	2007	2006	2005
Intrinsic value of options exercised	$845	$3,005	$10,374
Grant date fair value of options vested	$3,723	$4,502	$2,171
Grant date fair value of options forfeited	$5,128	$5,527	$2,255

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Awards

During 2007, we granted restricted stock units to our executives and certain key employees under the 2004 Plan. These stock awards entitle the holder to shares of common stock as the award vests. Our restricted stock units vest over a two year period for nonexecutives and a three year period for executives. We measure the fair value of restricted stock units based upon the market price of the underlying common stock on the date of grant, reduced by the present value of future dividends, if any. The restricted stock units are amortized over their applicable vesting period using the straight-line method.

During 2007, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Restricted stock units granted	1,523,500	$3.78
Restricted stock units forfeited	(32,500)	3.86

Nonvested stock award balance at December 31, 2007	1,491,000	$3.78

Stock-based Compensation

The following table summarizes stock-based compensation expense for the respective periods:

	Years Ended December 31,
	2007	2006	2005
Total cost of share-based payment plans	$3,688	$4,241	$1,101
Amounts capitalized in internally developed software	(125)	(129)	—

Amounts charged against income, before income tax benefit	$3,563	$4,112	$1,101

Amount of related income tax benefit recognized in income	$1,219	$1,374	$308
Amounts recognized in income for amounts previously capitalized in fixed assets	$48	$17	—

As of December 31, 2007, we had $9,685 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.47 years.

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of our adoption of SFAS 123R on selected line items from our consolidated financial statements for the year ended December 31, 2006:

	As reported following SFAS 123R	If reported following APB 25
	Year ended December 31, 2006
Condensed consolidated statement of operations:
Loss before income tax benefit (expense)	$(6,370)	$(3,300)
Net loss	$(3,138)	$(1,120)
Net loss per share:
Basic	$(0.12)	$(0.04)
Diluted	$(0.12)	$(0.04)
Condensed consolidated statement of cash flows:
Net cash (used in) provided by operating activities	$11,164	$11,714
Net cash (used in) provided by financing activities	$9,515	$10,065

Pro Forma Information under SFAS 123 and APB 25

Prior to 2006, we used the intrinsic value method to determine our stock-based compensation. If we had used the fair value method to determine stock-based compensation, our 2005 net income and earnings per share would have been changed to the following pro forma amounts:

Year ended December 31,
2005
Net income, as reported	$14,983
Add: stock-based compensation included in net income, net of tax	793
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(1,992)

Pro forma net income	$13,784

Basic net income per share:
As reported	$0.59
Pro forma	$0.54
Diluted net income per share:
As reported	$0.54
Pro forma	$0.51

HouseValues, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17: Common Stock

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2007
Options outstanding under the 1999 Stock Option Plan	1,285,419
Options and unvested stock awards outstanding under the 2004 Equity Incentive Plan	3,290,809
Additional equity awards that can be issued under the 2004 Equity Incentive Plan	919,300

Common stock reserved for future issuance	5,495,528

An additional 700,000 shares was authorized for issuance effective January 1, 2008 under the automatic annual increase provisions of the 2004 Equity Incentive Plan. We issue new shares for option exercises.

Note 18: 401(k) Plan

We provide a defined contribution 401(k) plan for our employees. Participating employees may contribute a portion of their salary to the plan up to the maximum allowed by the federal tax guidelines. Additionally, we may make discretionary contributions to the plan. To date, no discretionary contributions have been made to the plan.

Note 19: Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2007	2006	2005
Cash (received) paid during the period for income taxes	$(2,010)	$907	$5,422
Noncash investing and financing activities:
Accrued property and equipment purchases	$—	$104	$2,448
Note payable assumed in acquisition	$—	$—	$1,590
Accrued payments in connection with acquisitions	$228	$—	$606

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

Note 21: Subsequent Event

On January 23, 2008, we completed a reduction to our workforce of approximately 45 employees. We will incur cash severance charges of approximately $0.6 million and additional accelerated vesting charges of $0.2 million related to equity compensation in the first quarter of 2008. The cash severance charges will be paid out in 2008.

HouseValues and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2007	$161	$958	$1,069	(A)	$50
December 31, 2006	$242	$3,189	$3,270	(A)	$161
December 31, 2005	$95	$2,518	$2,371	(A)	$242

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended:
December 31, 2007	$—	$6,343	$—	$6,343