Form 10-Q
period 2008-03-31
HouseValues, Inc.
filed 2008-05-08
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51032

HouseValues, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1982679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11332 NE 122nd Way Kirkland, WA	98034
(Address of principal executive offices)	(Zip Code)

(425) 952-5500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

As of April 24, 2008, there were outstanding 24,187,820 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007
Revenues	$11,196	$17,838
Expenses:
Sales and marketing (1)	7,430	12,387
Technology and product development (1) (2)	1,958	2,790
General and administrative (1) (2)	2,706	3,552
Gain on sale of fixed assets	(791)	—
Depreciation and amortization of property and equipment (2)	959	2,155
Amortization of intangible assets	492	395

Total expenses	12,754	21,279

Loss from operations	(1,558)	(3,441)
Equity in loss of unconsolidated subsidiary	(151)	—
Interest income, net	519	586

Loss before income tax expense (benefit)	(1,190)	(2,855)
Income tax expense (benefit)	2	(1,275)

Loss from continuing operations	(1,192)	(1,580)
Discontinued operations:
Loss from operations of discontinued mortgage segment (1)	—	(56)
Income tax benefit	—	(20)

Loss from discontinued operations	—	(36)

Net loss	$(1,192)	$(1,616)

Net loss per share—basic:
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	$—	$—

Net basic loss per share	$(0.05)	$(0.07)

Net loss per share—diluted:
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	$—	$—

Net diluted loss per share	$(0.05)	$(0.07)

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Three months ended March 31,
	2008	2007
Sales and marketing	$153	$230
Technology and product development	70	115
General and administrative	600	889
Discontinued operations	—	19

	$823	$1,253

(2) Depreciation and amortization of property and equipment is allocated as follows:
	2008	2007
Technology and product development	$731	$1,632
General and administrative	228	523

	$959	$2,155

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$63,013	$35,450
Short-term investments	—	27,400
Accounts receivable, net of allowance of $152 and $50	125	128
Prepaid expenses and other assets	1,721	1,764
Prepaid income taxes	916	905

Total current assets	65,775	65,647
Property and equipment, net of accumulated depreciation of $11,232 and $11,518	5,310	6,187
Goodwill	3,987	3,833
Intangible assets, net of accumulated amortization of $3,068 and $2,576	5,838	6,330
Minority investment in unconsolidated subsidiary	2,437	2,588
Other noncurrent assets	—	398

Total assets	$83,347	$84,983

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,037	$1,395
Accrued compensation and benefits	1,862	2,084
Accrued expenses and other current liabilities	1,778	1,809
Deferred rent, current portion	289	289
Deferred revenue	394	373
Note payable	1,905	1,873

Total current liabilities	7,265	7,823
Deferred rent, less current portion	600	722

Total liabilities	7,865	8,545
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares; none issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,311,388 and 24,521,139 shares at March 31, 2008 and December 31, 2007, respectively	66,611	66,375
Retained earnings	8,871	10,063

Total shareholders’ equity	75,482	76,438

Total liabilities and shareholders’ equity	$83,347	$84,983

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,192)	$(1,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	959	2,155
Amortization of intangible assets	492	396
Stock-based compensation	823	1,253
Tax benefit deficiency from exercises of stock options	—	(74)
Deferred income tax benefit	—	(849)
Gain on sale of fixed assets	(791)	—
Equity in loss of unconsolidated subsidiary	151	—
Changes in certain assets and liabilities
Accounts receivable	3	316
Prepaid expenses and other assets	441	(45)
Prepaid income taxes	(11)	1,237
Accounts payable	(473)	(1,601)
Accrued compensation and benefits	(222)	(764)
Accrued expenses and other current liabilities	(205)	(1,812)
Deferred rent	(122)	(93)
Deferred revenue	21	(430)

Net cash used in operating activities	(126)	(1,927)

Cash flows from investing activities:
Purchases of short-term investments	—	(16,645)
Sales of short-term investments	27,400	9,760
Proceeds from sale of fixed assets	1,209	—
Purchases of property and equipment	(376)	(611)
Payments related to the Realty Generator acquisition	(228)	—

Net cash provided by (used in) investing activities	28,005	(7,496)

Cash flows from financing activities:
Purchase and retirement of common stock	(342)	—
Proceeds from exercises of stock options	26	142
Tax benefit from exercises of stock options	—	29

Net cash (used in) provided by financing activities	(316)	171

Net increase (decrease) in cash and cash equivalents	27,563	(9,252)
Cash and cash equivalents at beginning of period	35,450	49,376

Cash and cash equivalents at end of period	$63,013	$40,124

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues, Inc. (NASDAQ: SOLD) provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. The company’s subscription software products include RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies, and MarketLeader, a customer relationship management and lead management solution for real estate agents. The company also provides real estate professionals with access to industry-leading media buying and lead generation services to help them attract new clients and promote themselves throughout their community.

Additionally, HouseValues provides consumers with free access to the information and tools they need throughout the home buying and selling process. The company’s consumer websites include: JustListed.com, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes; and HomePages.com, a real estate portal that enables consumers to see all the home listings in their areas, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes.

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the financial statements of HouseValues, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The quarterly results for 2007 have been revised to appropriately recognize the early retirement of an internally developed software product related to our HomePages web site in the first quarter of 2007. During our year-end 2007 closing procedures, we determined that this project had not been appropriately depreciated in the first quarter of 2007. Under the guidance of Staff Accounting Bulletin (SAB) 99, “Materiality,” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we have determined that the error was immaterial to the prior quarterly periods and have presented revised quarterly results within this Form 10-Q. The impacts of this revision on quarterly periods were presented under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Immaterial Error Correction for Prior Quarterly Periods during 2007” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Also for 2007, we have segregated the results of operations related to the mortgage business and presented them as discontinued operations (see note 4). As a result of our exit from the mortgage business, HouseValues now operates as a single segment representing revenues from our real estate professional customers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of results to be expected for a full year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. SFAS 157 will apply prospectively to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as of the beginning of 2009 and applies to all other fair value measurements as of the beginning of 2008. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. The primary items that will be affected by the remaining provisions of SFAS 157 are our annual goodwill impairment test and long-lived asset impairment tests. While we are unable to forecast the amount of impairment charges that might be recognized in future periods, we do not expect SFAS 157 to materially change the fair value amounts that will be calculated in the future relative to the fair value amounts that would be calculated if SFAS 157 were not adopted.

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

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FAS 142-3 (FSP FAS 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. We are currently assessing the effects of FSP FAS 142-3 on our financial position and results of operations.

Note 2: Reduction in Workforce

On January 23, 2008, we implemented a plan to further reduce operating expenses. In connection with this plan, we reduced our workforce by approximately 20% or about 45 employees. We recorded cash severance charges of $637 and additional accelerated vesting charges of $173 related to equity compensation in the first quarter of 2008. Our severance charges were recorded in the following line items:

	Sales and Marketing Expense	Technology and Product Development Expense	General and Administrative Expense	Total
January 23, 2008 severance expensed	$281	$134	$395	$810
Amounts paid or settled during the first quarter of 2008	168	107	247	522

Amounts in Accrued Expenses and Other Liabilities at March 31, 2008	$113	$27	$148	$288

In January 2007, we implemented a plan to eliminate headcount associated with the mortgage business (see Note 4) as well as an overall reduction in force. We recorded cash severance charges of $362 and additional accelerated vesting charges of $480 related to equity compensation in the first quarter of 2007, of which $63 in cash severance charges was included in discontinued operations.

Note 3: Acquisition of Realty Generator

In November 2007, we acquired substantially all of the assets of Realty Generator, LLC and a related entity for $10,158 in cash and assumed liabilities, as well as certain contingent payments dependent on the future results of operations. Realty Generator enhances our service offerings for real estate brokers by providing a turnkey lead generation and lead management system for real estate brokerage companies.

Future incentive payments will be based on revenue goals through June 30, 2009 as well as payments equal to 75% of Realty Generator’s earnings, as defined, through December 31, 2008. As contingent consideration is earned, the amounts will be recorded as goodwill. As of March 31, 2008, additional consideration of $326 had been earned and recorded as additional goodwill under the earn-out arrangements.

We have included Realty Generator’s results of operations in our consolidated statements of income since November 2007. Realty Generator produced net revenues of $1,340 in the first quarter of 2008. The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition occurred on January 1, 2007:

Three months ended March 31, 2007
(unaudited)
Revenues from continuing operations	$19,094
Net loss from continuing operations	$(1,669)
Net loss per share from continuing operations—basic	$(0.07)
Net loss per share from continuing operations—diluted	$(0.07)

Note 4: Discontinued Operations – Mortgage Business

In 2005, we launched a product targeted at mortgage professionals and acquired The Loan Page product, also targeted at mortgage professionals. Subsequently, this highly competitive market faced increasing economic and competitive challenges, especially for new market entrants like HouseValues. As a result, we decided in January 2007 to exit the mortgage business. During the first quarter of 2007 we paid severance costs of $63 related to the closure of those operations.

Results of operations for the quarter ended March 31, 2007 related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statement of operations. Included in discontinued operations are revenues of $715, including revenues from our JustListed Connect product of $422, for the three month period ended March 31, 2007.

Note 5: Closure of Satellite Sales and Service Center

On July 31, 2007, we closed our satellite sales and service center in Yakima, Washington, classifying the related leasehold improvements and other assets as held for sale. Additionally, during the third quarter of 2007, we recognized an impairment charge of $1,200 to reduce these assets to their estimated fair value less selling costs, resulting in a net book value of $418.

During the first quarter of 2008, we terminated our lease for the Yakima facility. We did not pay a fee to terminate the lease. In a related transaction, we assigned our purchase option for the Yakima facility and transferred all remaining assets in the facility to a third party for net cash of $1,209. We recorded a gain of $791 in the first quarter of 2008.

Note 6: Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share uses the weighted average common shares outstanding plus dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2008	2007
Net loss from continuing operations	$(1,192)	$(1,580)
Net loss from discontinued operations	—	(36)

Net loss	$(1,192)	$(1,616)

Weighted average common shares outstanding	24,523	24,428
Dilutive effect of stock options	—	—

Diluted Shares	24,523	24,428

Net loss per share—basic:
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	$—	$—

Net basic loss per share	$(0.05)	$(0.07)

Net loss per share—diluted:
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	$—	$—

Net diluted loss per share	$(0.05)	$(0.07)

Antidilutive stock options	3,198	3,306

Note 7: Income Taxes

Our effective tax rate for continuing operations was 0% for the quarter ended March 31, 2008, compared to 45% for the quarter ended March 31, 2007. Our effective tax rate decreased due to our expected operating loss for the year and our establishment of a valuation allowance for the full amount of our net deferred tax assets at December 31, 2007.

Our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. We believe that based on the decline in the national real estate market, our recent history of operating losses and the lack of carryback periods, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets.

Note 8: Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized us to purchase and retire up to 2,000,000 shares of our common stock on the open market. During the first quarter of 2008, we purchased 257,800 shares for $645. The shares were purchased at an average price of $2.50 and represent approximately 1% of the shares outstanding at December 31, 2007.

During April 2008, we purchased an additional 139,375 shares for $352. After that activity we have a remaining purchase authorization of 1,352,825 shares.

Note 9: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite service period.

Determining Fair Value—Assumptions

The value of each employee option granted during the quarters ended March 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2008	2007
Expected life (in years)	3.5	3.0
Weighted average expected volatility	60%	80%
Weighted average risk-free interest rate	2.42%	4.83%
Expected dividend yield	0%	0%
Weighted average fair value	$1.31	$2.82

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,085,228	$5.75
Options granted	118,750	2.91
Options exercised	(16,975)	1.52
Options forfeited	(511,531)	5.42
Options expired	(55,358)	7.97

Outstanding at March 31, 2008	2,620,114	$5.66	6.8 years	$208

Exercisable at March 31, 2008	1,882,388	$5.24	6.2 years	$206

The total intrinsic value of options exercised and the total fair value of options that vested and were forfeited are included in the following table.

	Three months ended March 31,
	2008	2007
Intrinsic value of options exercised	$23	$185
Fair value of options vested	$774	$1,745
Fair value of options forfeited	$1,541	$2,318

Stock Awards

We grant restricted stock units to our executives and certain key employees under the 2004 Equity Incentive Plan. These stock awards entitle the holder to shares of common stock as the award vests. The current restricted stock units vest over periods that range from one to three years. We measure the fair value of restricted stock units based upon the market price of the underlying common stock on the date of grant, reduced by the present value of future dividends, if any. The restricted stock units are amortized over their applicable vesting period using the straight-line method.

During 2008, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2007	1,491,000	$3.78
Restricted stock units granted	122,000	2.73
Restricted stock units vested	(45,000)	3.86
Restricted stock units forfeited	(283,000)	3.86

Nonvested stock award balance at March 31, 2008	1,285,000	$3.66

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

Three months ended March 31, 2008
Total cost of share-based payment plans	$855
Amounts capitalized in internally developed software	(32)

Amounts charged against income, before income tax benefit	$823

Amount of related income tax benefit recognized in income	$—
Amounts recognized in income for amounts previously capitalized in fixed assets	$12

As of March 31, 2008, we had $6,672 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.3 years.

Note 10: Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2008	2007
Cash paid during the period for income taxes	$12	$311
Income tax refunds received during the period	—	$1,949
Non-cash investing and financing activities:
Accrued earn-out payments in connection with acquisitions	$154	—
Change in payables for property and equipment	$(92)	$97
Accrued invoices for the purchase and retirement of common stock	$303	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the heading Item 1A “Risk Factors” in our Annual Report on our Form 10-K for the year ended December 31, 2007 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward looking statements. The forward looking statements are made as of the date of this report and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Revenue from continuing operations was $11.2 million for the quarter, a 37% decline compared to the first quarter of 2007. Revenue decreased in 2008 due primarily to a 34% decrease in average customer count and a 5% decrease in average revenue per customer from the same period in 2007. The declines in revenue were partially offset by the addition of Realty Generator revenues. Results for the quarter continued to reflect broader real estate market conditions. We believe this trend impacts the investment in marketing that real estate professionals are willing to make. During the first quarter of 2008, we again took steps to realign our cost structure with our declining revenues. While we saw a significant decrease in the amount of our total expenses, they increased slightly as a percentage of revenue.

We incurred a net loss from continuing operations of $1.2 million for the first quarter of 2008 compared to net loss from continuing operations of $1.6 million for the first quarter of 2007. Our net loss from continuing operations for the first quarter of 2008 includes a gain on the sale of our purchase option for the Yakima, Washington facility of $0.8 million.

The following significant business developments affect the comparability of our financial statements:

Purchase of Realty Generator. On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity for approximately $10.2 million in cash and assumed liabilities as well as incentives based on the future performances of the acquired assets through June 30, 2009. Realty Generator provides services to real estate brokers, including a web site, a proprietary customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. Realty Generator systems include an administrative function that enables brokers to allocate the leads generated from website traffic to the agents on their teams and to monitor the follow-through performance of each agent. We have accounted for this as a business combination and have included Realty Generator’s results of operations from the acquisition date forward.

Investment in ActiveRain. On November 16, 2007 we acquired 32.4% of the outstanding voting stock of ActiveRain Real Estate Network for $2.75 million. ActiveRain is a professional community and social networking platform serving the real estate community. ActiveRain has grown its membership over the past two years to more than 85,000 real estate professionals. Our investment in ActiveRain is recorded using the equity method of accounting which requires that we record our proportionate share of their net loss adjusted for any difference between our cost and the underlying equity in their net assets at the acquisition date.

As broader market conditions have contributed to the decline in our revenue, we have taken a series of actions over the past year to reduce our cost structure.

•

Reduction in Workforce. On January 23, 2008, we completed a reduction to our workforce of approximately 45 employees. We recorded cash severance charges of approximately $0.6 million and additional accelerated vesting charges of $0.2 million related to equity compensation in the first quarter of 2008. The cash severance charges will be paid in 2008. We expect to realize about $5 million in savings to our expense structure on an annualized basis as a result of this action.

•

Closure of the Yakima Facility. On July 31, 2007, we implemented a plan to reduce operating expenses, including the closure of our Yakima, Washington satellite center. In connection with this plan, we reduced our workforce by approximately 30%, or about 100 employees. In the third quarter of 2007, we recorded severance and related charges of $0.5 million. At the same time, we recognized an impairment charge of $1.2 million to reduce the Yakima leasehold improvements to their estimated fair value less estimated selling costs.

In January 2008, we terminated our lease for the Yakima facility and in a second related transaction, assigned our purchase option for the Yakima facility and its remaining assets to a third party for net cash of $1.2 million. We recorded a gain of $0.8 million on this transaction in the first quarter of 2008.

•

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

Revenues

	Three months ended March 31,
	2008	2007
Revenues	$11,196	$17,838

Real estate revenues for the first quarter of 2008 decreased 37% from the same quarter in 2007 due to a 34% decline in our customer base and a 5% decline in average revenue per customer. These decreases were partially offset by the addition of $1.3 million in Realty Generator revenues. We believe that slower existing home sales are creating financial pressure on real estate agents that are reflected in the lower average revenue per customer and decreased customer base.

Revenue in the first quarter of 2008 decreased 8% from the fourth quarter of 2007. On a sequential quarter basis, we experienced a 10% decrease in our average customer count, and average revenue per customer increased 2% during the first quarter. In the first quarter of 2008, we changed the method used to calculate customers and average revenue per customer, as detailed in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

Sales and Marketing

	Three months ended March 31,
	2008	% of Revenue	2007	% of Revenue
Sales and marketing expense	$7,430	66%	$12,387	69%

Sales and marketing expense decreased in total and decreased modestly as a percentage of revenue for the first quarter of 2008 when compared to the same period in 2007, primarily due to reduced lead generation costs and payroll and related costs. The decrease in lead generation costs was consistent with our decrease in revenues and remained consistent as a percentage of revenue for the first quarter of 2008 compared to 2007. Payroll and related costs decreased due to decreased average headcount, as we realigned our cost structure to our projected revenues. Headcount at March 31, 2008 decreased 55% to 122, which compares to 274 at March 31, 2007.

Technology and Product Development

	Three months ended March 31,
	2008	% of Revenue	2007	% of Revenue
Technology and product development expense	$1,958	17%	$2,790	16%

Technology and product development expense decreased in absolute dollars but increased slightly as a percentage of revenue for first quarter of 2008 when compared to the same period in 2007, as we reduced the number of employees and contractors to bring our cost structure into alignment with our lower revenues.

General and Administrative

	Three months ended March 31,
	2008	% of Revenue	2007	% of Revenue
General and administrative expense	$2,706	24%	$3,552	20%

General and administrative expenses decreased in total dollars, but increased as a percentage of revenues for the quarter ended March 31, 2008 when compared to the same period last year due to our lower revenue base. General and administrative expense decreased primarily due to reduced salaries and related expenses, including stock-based compensation, associated with our reduction in workforce.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased year-over-year primarily due to the lower asset values resulting from the early retirement of an internally developed software product related to our HomePages website in the first quarter of 2007, impairment charges taken against our capital assets during 2007, and the closure of our Yakima facility during the third quarter of 2007.

Amortization of Intangible Assets

Amortization of intangible assets increased for the quarter ended March 31, 2008 when compared to the same period in 2007, due to the new intangible assets related to the Realty Generator acquisition in the fourth quarter of 2007. This increase was partially offset by the early retirement of a mapping technology asset in March 2007.

Interest Income

Interest income for the first quarter of 2008 decreased modestly when compared with the first quarter of 2007 primarily due to a reduction in the amount of cash, cash equivalents and short-term investments held. At March 31, 2008, we held $63.0 million in cash, cash equivalents and short-term investments, compared to $75.4 million at March 31, 2007.

Income Taxes

Our effective tax rate for continuing operations was 0% for the quarter ended March 31, 2008, compared to 45% for the quarter ended March 31, 2007. Our effective tax rate decreased due to our expected operating loss for the year and our establishment of a valuation allowance for the full amount of our net deferred tax assets at December 31, 2007.

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

Quarterly Consolidated Statements of Income and Operational Data

The following tables present unaudited operational data pertaining to both our continuing operations and our discontinued operations for the five quarters ended March 31, 2008. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2007 Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

The quarterly results for 2007 have been revised to appropriately recognize the early retirement of an internally developed software product related to our HomePages web site in the first quarter of 2007. During our year-end 2007 closing procedures, we determined that this project had not been appropriately depreciated in the first quarter of 2007. Under the guidance of Staff Accounting Bulletin (SAB) 99, “Materiality,” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we have determined that the error was immaterial to the prior quarterly periods and have presented revised quarterly results within this Form 10-Q. The impacts of this revision on quarterly periods were presented under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Immaterial Error Correction for Prior Quarterly Periods during 2007” in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Continuing Operations Data, in thousands:
Revenues	$11,196	$12,189	$13,797	$15,984	$17,838
Expenses:
Sales and marketing	7,430	7,879	8,946	10,241	12,387
Technology and product development	1,958	1,694	2,123	2,507	2,790
General and administrative	2,706	2,735	2,864	3,015	3,552
Impairment of long-lived assets	—	4,916	1,200	—	—
Gain on sale of fixed assets	(791)	—	—	—	—
Depreciation and amortization of property and equipment	959	1,064	1,170	1,245	2,155
Amortization of intangible assets	492	333	16	16	395

Total expenses	12,754	18,621	16,319	17,024	21,279

Loss from operations	(1,558)	(6,432)	(2,522)	(1,040)	(3,441)
Equity in loss of investee	(151)	(162)	—	—	—
Interest income, net	519	762	883	751	586

Loss before income tax expense	(1,190)	(5,832)	(1,639)	(289)	(2,855)
Income tax expense (benefit)	2	4,041	(761)	(51)	(1,275)

Net loss from continuing operations	$(1,192)	$(9,873)	$(878)	$(238)	$(1,580)

	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Discontinued Operations Data, in thousands:
Revenues from discontinued operations	$—	$76	$156	$253	$715
Income (loss) from discontinued operations	—	57	113	183	(56)
Income tax expense (benefit)	—	20	39	64	(20)

Net income (loss) from discontinued operations	$—	$37	$74	$119	$(36)

Key Operational Metrics

With the acquisition of Realty Generator and the sales of Market Leader as a standalone product, we have broadened our product offerings and expanded our mix of customers. Our previously disclosed metrics were based on customers of our lead generation products. As a result of the change in our customer and product mix, we have changed and expanded our metrics to include all real estate professionals with whom we do business, ensuring that the metrics provided are meaningful and provide meaningful insight into our business. Had we disclosed metrics calculated under our previous methodology, average revenue per user would have been $371, ending core customers 8,049 and churn 8.8% for the first quarter of 2008.

The following table presents operational data and metrics using the updated definitions for the quarter ended March 31, 2008. We have also presented restated data and metrics for the previous four quarters using the updated definitions to provide historical comparisons.

	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Components of revenue (in thousands):
Real estate professional revenue (1)	$11,118	$12,151	$13,756	$15,883	$17,748
Other revenue (2)	78	38	41	101	90

Total revenue	$11,196	$12,189	$13,797	$15,984	$17,838
Real estate professional customers, end of period	9,550	10,465	11,833	13,364	14,667
Average monthly retention rate (3)	92.5%	91.4%	91.2%	91.4%	90.3%
Average real estate professional customers in the quarter (4)	10,008	11,149	12,599	14,016	15,209
Average monthly revenue per customer (5)	$370	$363	$364	$378	$389

(1)	Real estate professional revenue consists of all revenue generated from our real estate professional customers, primarily HouseValues, JustListed, Realty Generator, HomePages, and Market Leader.
(2)	Other revenue consists primarily of miscellaneous revenue streams that are not core to our agent product offerings, such as advertising revenues and runoff mortgage revenues.
(3)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(4)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(5)	Average monthly revenue per customer (ARPC) is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter.

Our customer count decreased by 915 customers during the first quarter of 2008, compared to a net decrease of 1,368 customers in the fourth quarter of 2007. While the number of cancelling customers decreased this quarter, our customer additions also decreased from the previous quarter. Ending customers at March 31, 2008 decreased 35% compared to March 31, 2007.

Existing home transaction volumes continued to decline in the first quarter of 2008. We believe this trend impacts the investment in marketing that real estate professionals are willing to make, resulting in lower retention rates and slower new sales. The average monthly retention rate for our real estate business was 92.5% for the first quarter of 2008, up from 91.4% in the fourth quarter of 2007. While we expect to experience fluctuations in our customer retention rate from quarter to quarter, we believe that market conditions may continue to drive similar trends in the near term.

Average monthly revenue per customer for the first quarter of 2008 increased compared to the fourth quarter of 2007 primarily due to the inclusion of a full quarter of revenue for Realty Generator. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Three months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash used in operating activities	$(126)	$(1,927)
Cash provided by (used in) investing activities	28,005	(7,496)
Cash (used in) provided by financing activities	(316)	171

Cash equivalents, at March 31, 2008, consist of money market funds that invest in high-quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations.

Our principal sources of liquidity are our cash and cash equivalents, $63.0 million at March 31, 2008, as well as the cash flow that we may generate from our operations.

Operating Activities

Net cash from operating activities primarily consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes and the effect of changes in working capital. Cash flow used in operations for the first quarter of 2008 was $0.1 million, an improvement of $1.8 million from the same period in 2007 primarily due to smaller increases in working capital accounts.

Investing Activities

Cash provided by (used in) investing activities for the first quarter of 2008 increased by $35.5 million compared to the same period last year. During the first quarter of 2008, we liquidated all of our short-term investments consisting of auction rate securities at par and invested the proceeds in money market funds. During the first quarter of 2008, we also made earn-out payments related to our acquisition of Realty Generator of approximately $0.2 million and received proceeds from the assignment of our purchase option for the Yakima facility and the transfer of all remaining assets in the facility. Future earn-out payments related to Realty Generator will be based on revenue goals through June 30, 2009 as well as payments equal to 75% of Realty Generator’s earnings, as defined, through December 31, 2008.

Financing Activities

Cash (used in) provided by financing activities decreased by $0.5 million compared to the same period in 2007 primarily due to the purchase and retirement of common stock in the first quarter of 2008.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. During 2007, we purchased 250,000 shares for $1.0 million. During the first quarter of 2008, we purchased and retired 257,800 shares at an average price of $2.50, which represent approximately 1% of the shares outstanding at December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	—	—	—	1,750,000
February 1, 2008 – February 29, 2008	—	—	—	1,750,000
March 1, 2008 – March 31, 2008	257,800	$2.50	257,800	1,492,200
Total	257,800	$2.50	257,800	1,492,200	(2)

(1)	On October 31, 2006, our Board of Directors announced its authorization for the repurchase and retirement of up to 2,000,000 shares of our common stock on the open market.
(2)	During April 2008, we purchased an additional 139,175 shares of our common stock for $0.4 million. After these repurchases, we have a remaining purchase authorization of 1,352,825.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. SFAS 157 will apply prospectively to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as of the beginning of 2009 and applies to all other fair value measurements as of the beginning of 2008. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. The primary items that will be affected by the remaining provisions of SFAS 157 are our annual goodwill impairment test and long-lived asset impairment tests. While we are unable to forecast the amount of impairment charges that might be recognized in future periods, we do not expect SFAS 157 to materially change the fair value amounts that will be calculated in the future relative to the fair value amounts that would be calculated if SFAS 157 were not adopted.

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

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FAS 142-3 (FSP FAS 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. We are currently assessing the effects of FSP FAS 142-3 on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. During the first quarter of 2008, we liquidated all of our short-term investments consisting of auction rate securities at par. We are currently holding our cash in money market funds that invest in high-quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Due to the nature of our cash investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative instruments.

We will continue to invest in these money market funds and other vehicles that we believe will meet our primary investment objectives of capital preservation and liquidity.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in internal controls. We have made no changes in internal control over financial reporting during the first fiscal quarter of 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend to continue to refine our internal control on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

Through March 31, 2008, we have used approximately $38.9 million of the proceeds to purchase property and equipment, intangible assets, and to complete acquisitions. The remaining proceeds are currently invested in money market funds. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement by and between the registrant and Jacqueline L. Davidson, dated February 19, 2008 (incorporated by reference to Exhibit 10.18 of HouseValue’s Annual Report on Form 10-K (File No. 000-51032) filed on March 12, 2008).

10.2	Separation Agreement and Release by and between the registrant and Richard F. Goebel, dated January 23, 2008 (incorporated by reference to Exhibit 10.20 of HouseValue’s Annual Report on Form 10-K (File No. 000-51032) filed on March 12, 2008).

10.3	Separation Agreement and Release by and between the registrant and R. Barry Allen, dated March 7, 2008 (incorporated by reference to Exhibit 10.21 of HouseValue’s Annual Report on Form 10-K (File No. 000-51032) filed on March 12, 2008).

10.4+	Summary of HouseValues, Inc. 2008 Management Bonus Plan.

31.1+	Certification of Ian Morris, Chief Executive Officer and President of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2+	Certification of Jacqueline Davidson, Chief Financial Officer for HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1+	Certification of Ian Morris, Chief Executive Officer and President of HouseValues, Inc. and Jacqueline Davidson, Chief Financial Officer for HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

May 8, 2008	By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson
Authorized Officer and Principal Accounting Officer