Form 10-Q
period 2008-06-30
HouseValues, Inc.
filed 2008-08-04
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

As of July 24, 2008, there were outstanding 24,271,164 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$10,131	$15,984	$21,327	$33,822
Expenses:
Sales and marketing (1)	6,242	10,241	13,672	22,628
Technology and product development (1)	1,491	2,507	3,449	5,297
General and administrative (1)	2,232	3,015	4,938	6,567
Gain on sale of fixed assets	—	—	(791)	—
Depreciation and amortization of property and equipment (2)	1,015	1,245	1,974	3,400
Amortization of intangible assets	492	16	984	411

Total expenses	11,472	17,024	24,226	38,303

Loss from operations	(1,341)	(1,040)	(2,899)	(4,481)
Equity in loss of unconsolidated subsidiary	(185)	—	(336)	—
Interest income, net	289	751	808	1,337

Loss before income tax expense (benefit)	(1,237)	(289)	(2,427)	(3,144)
Income tax expense (benefit)	34	(51)	36	(1,326)

Net loss from continuing operations	(1,271)	(238)	(2,463)	(1,818)
Discontinued operations:
Income from operations of discontinued mortgage segment (1)	—	183	—	127
Income tax expense	—	64	—	44

Income from discontinued operations	—	119	—	83

Net loss	$(1,271)	$(119)	$(2,463)	$(1,735)

Net loss per share—basic:
Continuing operations	$(0.05)	$(0.01)	$(0.10)	$(0.07)
Discontinued operations	$—	$—	$—	$—

Net loss per share—basic	$(0.05)	$—	$(0.10)	$(0.07)

Net loss per share—diluted:
Continuing operations	$(0.05)	$(0.01)	$(0.10)	$(0.07)
Discontinued operations	$—	$—	$—	$—

Net loss per share—diluted	$(0.05)	$—	$(0.10)	$(0.07)

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	2008	2007	2008	2007
Sales and marketing	$225	$122	$378	$352
Technology and product development	8	147	78	262
General and administrative	512	455	1,112	1,344
Discontinued operations	—	—	—	19

	$745	$724	$1,568	$1,977

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	2008	2007	2008	2007
Technology and product development	$781	$687	$1,512	$2,319
General and administrative	234	558	462	1,081

	$1,015	$1,245	$1,974	$3,400

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$62,652	$35,450
Short-term investments	—	27,400
Accounts receivable, net of allowance of $61 and $50	92	128
Prepaid expenses and other current assets	1,894	1,764
Prepaid income taxes	941	905

Total current assets	65,579	65,647
Property and equipment, net of accumulated depreciation of $11,875 and $11,518	4,833	6,187
Goodwill	4,244	3,833
Intangible assets, net of accumulated amortization of $3,560 and $2,576	5,346	6,330
Minority investment in unconsolidated subsidiary	2,252	2,588
Other noncurrent assets	—	398

Total assets	$82,254	$84,983

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$974	$1,395
Accrued compensation and benefits	1,927	2,084
Accrued expenses and other current liabilities	1,326	1,809
Deferred rent, current portion	289	289
Deferred revenue	418	373
Note payable	1,938	1,873

Total current liabilities	6,872	7,823
Deferred rent, less current portion	501	722
Noncurrent deferred tax liabilities	59	—

Total liabilities	7,432	8,545
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,271,164 and 24,521,139 shares at June 30, 2008 and December 31, 2007, respectively	67,222	66,375
Retained earnings	7,600	10,063

Total shareholders’ equity	74,822	76,438

Total liabilities and shareholders’ equity	$82,254	$84,983

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,463)	$(1,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,974	3,400
Amortization of intangible assets	984	411
Stock-based compensation	1,568	1,977
Excess tax benefit from exercises of stock options	—	(48)
Deferred income tax expense (benefit)	59	(461)
Gain on sale of fixed assets	(791)	—
Equity in loss of unconsolidated subsidiary	336	—
Changes in certain assets and liabilities:
Accounts receivable	36	379
Prepaid expenses and other assets	(45)	(1,278)
Prepaid income taxes	(36)	817
Other noncurrent assets	398	(88)
Accounts payable	(505)	(1,981)
Accrued compensation and benefits	(157)	(969)
Accrued expenses and other current liabilities	(447)	(2,397)
Deferred rent	(221)	(186)
Deferred revenue	45	(531)

Net cash provided by (used in) operating activities	735	(2,690)

Cash flows from investing activities:
Purchases of short-term investments	—	(16,645)
Sales of short-term investments	27,400	9,910
Proceeds from sale of fixed assets	1,209	—
Purchases of property and equipment	(970)	(1,688)
Payments related to the Realty Generator acquisition	(382)	—

Net cash provided by (used in) investing activities	27,257	(8,423)

Cash flows from financing activities:
Purchase and retirement of common stock	(997)	—
Proceeds from exercises of stock options	207	510
Excess tax benefit from exercises of stock options	—	48

Net cash (used in) provided by financing activities	(790)	558

Net increase (decrease) in cash and cash equivalents	27,202	(10,555)
Cash and cash equivalents at beginning of period	35,450	49,376

Cash and cash equivalents at end of period	$62,652	$38,821

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

The quarterly results for 2007 have been revised to appropriately recognize the early retirement of an internally developed software product related to our HomePages web site in the first quarter of 2007. During our year-end 2007 closing procedures, we determined that this project had not been appropriately depreciated in the first quarter of 2007. Under the guidance of Staff Accounting Bulletin (SAB) 99, “Materiality,” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we have determined that the error was immaterial to the prior quarterly periods and have presented revised quarterly results under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Form 10-Q. The impacts of this revision on quarterly periods were presented under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Immaterial Error Correction for Prior Quarterly Periods during 2007” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Also for 2007, we have segregated the results of operations related to the mortgage business and presented them as discontinued operations (see note 4). As a result of our exit from the mortgage business, HouseValues now operates as a single segment representing revenues from our real estate professional customers.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of results to be expected for a full year.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (FSP FAS 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.

Note 2: Reduction in Workforce

On January 23, 2008, we implemented a plan to reduce operating expenses. In connection with this plan, we reduced our workforce by approximately 20%, or about 45 employees. We recorded cash severance charges of $637 and additional accelerated vesting charges of $173 related to equity compensation in the first quarter of 2008. Our severance charges were recorded in the following line items:

	Sales and Marketing Expense	Technology and Product Development Expense	General and Administrative Expense	Total
January 23, 2008 severance expensed	$281	$134	$395	$810
Amounts paid or settled during the first half of 2008	265	134	332	731

Amounts in Accrued expenses and other current liabilities at June 30, 2008	$16	$—	$63	$79

In January 2007, we implemented a plan to eliminate headcount associated with the mortgage business (see Note 4) as well as an overall reduction in force. We recorded cash severance charges of $362 and additional accelerated vesting charges of $480 related to equity compensation in the first quarter of 2007, of which $63 in cash severance charges was included in discontinued operations.

Note 3: Acquisition of Realty Generator

In November 2007, we acquired substantially all of the assets of Realty Generator, LLC and a related entity for $10,158 in cash and assumed liabilities, as well as certain contingent payments dependent on the future results of operations. Realty Generator enhances our service offerings by providing a turnkey lead generation and lead management system for real estate brokerage companies.

Future incentive payments will be based on revenue goals through June 30, 2009 as well as payments equal to 75% of Realty Generator’s earnings, as defined in the asset purchase agreement for this transaction, through December 31, 2008. As contingent consideration is earned, the amounts will be recorded as goodwill. As of June 30, 2008, additional consideration of $583 had been earned and recorded as additional goodwill under the earn-out arrangements.

We have included Realty Generator’s results of operations in our consolidated statements of income since November 2007. Realty Generator produced net revenues of $2,727 in the first half of 2008. The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition occurred on January 1, 2007:

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(unaudited)
Revenues from continuing operations	$17,405	$36,499
Net loss from continuing operations	$(290)	$(1,957)
Net loss per share from continuing operations—basic	$(0.01)	$(0.08)
Net loss per share from continuing operations—diluted	$(0.01)	$(0.08)

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

Results of operations for the three and six month periods ended June 30, 2007 related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statements of operations. The following table presents the revenues included in discontinued operations:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Revenues from discontinued operations	$253	$968
Included in revenues from discontinued operations are revenues from the JustListed Connect product of	$252	$671

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

During the first quarter of 2008, we terminated our lease for the Yakima facility. We did not pay a fee to terminate the lease. In a related transaction, we assigned our purchase option for the Yakima facility and transferred all remaining assets in the facility to a third party for net cash of $1,209. We recorded a related gain of $791 in the first quarter of 2008.

Note 6: Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share uses the weighted average common shares outstanding plus dilutive stock options. Because we have reported losses from continuing operations for the periods presented, none of our stock options are included in the diluted per share calculations.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss from continuing operations	$(1,271)	$(238)	$(2,463)	$(1,818)
Net income from discontinued operations	—	119	—	83

Net loss	$(1,271)	$(119)	$(2,463)	$(1,735)

Weighted average common shares outstanding	24,235	24,607	24,379	24,518
Dilutive effect of stock options	—	—	—	—

Diluted Shares	24,235	24,607	24,379	24,518

Net loss per share—basic:
Continuing operations	$(0.05)	$(0.01)	$(0.10)	$(0.07)
Discontinued operations	$—	$—	$—	$—

Net loss per share—basic	$(0.05)	$—	$(0.10)	$(0.07)

Net loss per share—diluted:
Continuing operations	$(0.05)	$(0.01)	$(0.10)	$(0.07)
Discontinued operations	$—	$—	$—	$—

Net loss per share—diluted	$(0.05)	$—	$(0.10)	$(0.07)

Antidilutive stock options	3,686	3,814	3,966	3,951

Note 7: Income Taxes

Our effective tax rate for continuing operations was (1%) for the six months ended June 30, 2008, compared to 42% for the same period in 2007. Our effective tax rate decreased due to our expected operating loss for the year and our establishment of a valuation allowance for our deferred tax assets at December 31, 2007.

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

Note 8: Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized us to purchase and retire up to 2,000,000 shares of our common stock. During the first half of 2008, we purchased 397,175 shares for $997. The shares were purchased at an average price of $2.51 per share and represent approximately 2% of the shares outstanding at December 31, 2007. We have a remaining purchase authorization of 1,352,825 shares.

Note 9: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite service period.

Determining Fair Value—Assumptions

The value of each employee option granted during the three and six month periods ended June 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected life (in years)	3.5	3.0	3.5	3.0
Weighted average expected volatility	50%	70%	59%	79%
Weighted average risk-free interest rate	2.50%	4.79%	2.44%	4.83%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$1.15	$2.34	$1.27	$2.78

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,085,228	$5.75
Options granted	139,250	2.87
Options exercised	(116,126)	2.11
Options forfeited	(578,814)	5.64
Options expired	(207,584)	7.23

Outstanding at June 30, 2008	2,321,954	$5.65	6.6 years	$527

Exercisable at June 30, 2008	1,704,024	$5.38	5.9 years	$523

The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Intrinsic value of options exercised	$39	$450	$63	$633
Grant date fair value of options vested	$396	$645	$1,170	$2,390
Grant date fair value of options forfeited	$278	$550	$1,819	$2,752

Stock Awards

During 2008, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2007	1,491,000	$3.78
Restricted stock units granted	122,000	2.73
Restricted stock units vested	(45,000)	3.86
Restricted stock units forfeited	(454,500)	3.66

Nonvested stock award balance at June 30, 2008	1,113,500	$3.71

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

	Six months ended June 30,
	2008	2007
Total cost of share-based payment plans	$1,636	$2,033
Amounts capitalized in internally developed software	(68)	(56)

Amounts charged against income, before income tax benefit	$1,568	$1,977

Amount of related income tax benefit recognized in income	$—	$676
Amounts recognized in income for amounts previously capitalized in fixed assets	$52	$20

As of June 30, 2008, we had $5,064 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.2 years.

Note 10: Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2008	2007
Cash paid during the period for income taxes	$13	$311
Income tax refunds received during the period	$—	$1,949
Non-cash investing and financing activities:
Change in payables for property and equipment	$—	$104
Change in accrued payments in connection with acquisitions	$(29)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the heading Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward looking statements. The forward looking statements are made as of the date of this report and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Revenue from continuing operations was $10.1 million for the second quarter of 2008, a 37% decline compared to the same period in 2007. The change in revenue was due primarily to a 34% decrease in our average customer count and as well as 5% decrease in average revenue per customer. The declines in revenue were partially offset by the addition of Realty Generator revenues of $1.4 million. During the first quarter of 2008, we again took steps to reduce our cost structure to align with revenues.

We incurred a net loss from continuing operations of $1.3 million for the second quarter of 2008 compared to net loss from continuing operations of $0.2 million for the second quarter of 2007.

Our operating results for the quarter continue to reflect the broader real estate market conditions, which have not improved and are also affected by crisis conditions in the credit and mortgage-lending markets. We believe these broader economic trends negatively impact our customers, real estate professionals, and the investment in marketing that they are able and willing to make.

Significant Business Developments

The following significant business developments in 2008 and 2007 affect the comparability of our financial statements included in this quarterly report:

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

Investment in ActiveRain. On November 16, 2007 we acquired 32.4% of the outstanding voting stock of ActiveRain Real Estate Network for $2.75 million. ActiveRain is a professional community and social networking platform serving the real estate community. ActiveRain has grown its membership over the past two years to more than 100,000 real estate professionals. Our investment in ActiveRain is recorded using the equity method of accounting which requires that we record our proportionate share of their net loss adjusted for any difference between our cost and the underlying equity in their net assets at the acquisition date.

As broader market conditions have contributed to the decline in our revenue, we have taken a series of actions over the past eighteen months to significantly reduce our cost structure to align with our revenue trends.

•

Reduction in Workforce. On January 23, 2008, we reduced our workforce by about 20%, or approximately 45 employees. We recorded cash severance charges of approximately $0.6 million and additional accelerated vesting charges of $0.2 million related to equity compensation in the first quarter of 2008. The cash severance charges will be paid during the course of 2008. We expect to realize about $5 million in savings to our expense structure on an annualized basis as a result of this action.

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

•

Discontinued Mortgage Operations. In January 2007, we announced our exit from the mortgage lead generation business and our intention to scale back or eliminate initiatives that are not critical to our real estate agent customers. These reductions resulted in an overall reduction of our workforce by approximately 12%, or 60 employees. In connection with the discontinuation of our mortgage operations and the reduction in workforce, we paid payroll and related costs of approximately $0.5 million in 2007 and incurred additional stock compensation expense estimated at approximately $0.5 million.

Over the past several quarters, we have adapted to changing market conditions by better aligning our expenses with our expected revenue. We are focused on preserving our strong liquidity as a key asset to enable us to make strategic investments in our business going forward. We continue to invest in new products and technologies aimed at better serving our real estate professional customers.

Results of Operations

Our discussion of operating results addresses results from continuing operations, our real estate business. Our former mortgage business is presented in our financial statements as discontinued operations.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues (in thousands)	$10,131	$15,984	$21,327	$33,822

Revenues decreased 37% for the quarter and year-to-date periods ended June 30, 2008 when compared to the same periods in 2007, primarily due to a 34% decline in our average real estate professional customer base and a 5% decline in our average revenue per customer over the past twelve months. We believe that slower existing home sales are creating financial pressure on real estate professionals that are reflected in our decreased customer base and our lower average revenue per customer.

Revenue in the second quarter of 2008 decreased 10% from the first quarter of 2008. On a sequential quarterly basis, we experienced a 7% decrease in average real estate customer count and a 3% decrease in average revenue per customer during the second quarter of 2008. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because of the ongoing economic challenges in the real estate markets that we anticipate will continue to impact real estate professionals and their ability to fund marketing expenditures, we expect our current revenue trend to continue for the remainder of 2008.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total sales and marketing expense (in thousands)	$6,242	$10,241	$13,672	$22,628

Total sales and marketing expense as a % of revenue	62%	64%	64%	67%

Sales and marketing expense decreased in total and decreased modestly as a percentage of revenue for the three and six month periods ended June 30, 2008 when compared to the same periods in 2007, primarily due to reduced payroll and related costs and reduced lead generation costs. Payroll and related costs declined due to decreased average headcount, as we realigned our cost structure to our projected revenues. Headcount at June 30, 2008 for our sales and marketing groups decreased 51% to 129, which compares to 265 at June 30, 2007. The decrease in lead generation costs was generally consistent with our decrease in revenues for the three and six month periods ended June 30, 2008 compared to the same periods in 2007.

Sales and marketing expense declined 16% in the second quarter of 2008 compared to the first quarter of 2008 primarily due to reduced payroll and related expenses and reduced lead generation costs.

For the balance of 2008, we expect sales and marketing costs to remain relatively consistent with second quarter but to increase as a percentage of revenue.

Technology and Product Development

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total technology and product development expense (in thousands)	$1,491	$2,507	$3,449	$5,297

Total technology and product development expense as a % of revenue	15%	16%	16%	16%

Technology and product development expense decreased in absolute dollars but remained consistent as a percentage of revenue for the three and six month periods ended June 30, 2008 when compared to the same periods in 2007, as we reduced the number of employees to bring our cost structure into alignment with our lower revenues.

Technology and product development expense decreased 24% in the second quarter of 2008 when compared to the first quarter of 2008 primarily due to our reduction in headcount.

We expect technology and product development costs to stabilize but to increase as a percentage of revenue for the remainder of 2008.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total general and administrative expense (in thousands)	$2,232	$3,015	$4,938	$6,567

Total general and administrative expense as a % of revenue	22%	19%	23%	19%

General and administrative expenses decreased in total dollars, but increased as a percentage of revenues for the three and six month periods ended June 30, 2008 when compared to the same periods last year due to our lower revenue base. General and administrative expense decreased primarily due to reduced salaries and related expenses associated with our reduction in workforce and reduced rent and related expenses.

General and administrative expenses declined 18% in the second quarter of 2008 compared to the first quarter due to the full quarter benefit of our January reduction in workforce.

We expect general and administrative expenses to stabilize for the remainder of 2008, but to increase as a percentage of revenue.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased for the three and six months ended June 30, 2008 primarily due to the lower asset values resulting from the early retirement of an internally developed software product related to our HomePages website in the first quarter of 2007, impairment charges taken against our capital assets during 2007, and the closure of our Yakima facility during the third quarter of 2007.

Amortization of Intangible Assets

Amortization of intangible assets increased for the three and six month periods ended June 30, 2008 when compared to the same period in 2007, due to the new intangible assets related to the Realty Generator acquisition in the fourth quarter of 2007. This increase was partially offset by the early retirement of a mapping technology asset in March 2007.

Interest Income

Interest income decreased for the three and six month periods ended June 30, 2008 when compared with the same periods in 2007 primarily due to a decrease in our rate of return as well as a reduction in the amount of cash, cash equivalents and short-term investments held. Early in 2008, we liquidated our auction rate securities at par and invested the proceeds in money market funds that invest in high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. This change to our investments while intended to preserve the liquidity of our funds, also resulted in a lower rate of return. At June 30, 2008, we held $62.7 million in cash and cash equivalents, compared to $74.0 million in cash, cash equivalents and short-term investments at June 30, 2007.

Income Taxes

Our effective tax rate for continuing operations was (1%) for the six months ended June 30, 2008, compared to 42% for the same period in 2007. Our effective tax rate decreased due to our expected operating loss for the year and our establishment of a valuation allowance for our deferred tax assets at December 31, 2007.

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

Quarterly Consolidated Statements of Income and Operational Data

The following tables present unaudited operational data pertaining to both our continuing operations and our discontinued operations for the six quarters ended June 30, 2008. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2007 Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Continuing Operations Data, in thousands:
Revenues	$10,131	$11,196	$12,189	$13,797	$15,984	$17,838
Expenses:
Sales and marketing	6,242	7,430	7,879	8,946	10,241	12,387
Technology and product development	1,491	1,958	1,694	2,123	2,507	2,790
General and administrative	2,232	2,706	2,735	2,864	3,015	3,552
Impairment of long-lived assets	—	—	4,916	1,200	—	—
Gain on sale of fixed assets	—	(791)	—	—	—	—
Depreciation and amortization of property and equipment	1,015	959	1,064	1,170	1,245	2,155
Amortization of intangible assets	492	492	333	16	16	395

Total expenses	11,472	12,754	18,621	16,319	17,024	21,279

Loss from operations	(1,341)	(1,558)	(6,432)	(2,522)	(1,040)	(3,441)
Equity in loss of unconsolidated subsidiary	(185)	(151)	(162)	—	—	—
Interest income, net	289	519	762	883	751	586

Loss before income tax expense (benefit)	(1,237)	(1,190)	(5,832)	(1,639)	(289)	(2,855)
Income tax expense (benefit)	34	2	4,041	(761)	(51)	(1,275)

Net loss from continuing operations	$(1,271)	$(1,192)	$(9,873)	$(878)	$(238)	$(1,580)

Key Operational Metrics

With the acquisition of Realty Generator and the offering of Market Leader as a standalone product, we have broadened our customer and product mix. Our previously disclosed metrics were based on our lead generation products and their customers. As a result of this change, we have expanded our metrics to include all real estate professionals with whom we do business, ensuring our metrics provide meaningful insight into our business.

The following table presents operational data and metrics for the six quarters ended June 30, 2008.

	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$10,063	$11,118	$12,151	$13,756	$15,883	$17,748
Other revenues (2)	68	78	38	41	101	90

Total revenues	$10,131	$11,196	$12,189	$13,797	$15,984	$17,838
Real estate professional customers, end of period (3)	9,078	9,550	10,465	11,833	13,364	14,667
Average monthly retention rate (4)	93.6%	92.5%	91.4%	91.2%	91.4%	90.3%
Average real estate professional customers in the quarter (5)	9,314	10,008	11,149	12,599	14,016	15,209
Average monthly revenue per customer (6)	$360	$370	$363	$364	$378	$389

(1)	Real estate professional revenues consists of all revenue generated from our real estate professional customers, primarily for our HouseValues, JustListed, Realty Generator, HomePages, and Market Leader products.

(2)	Other revenues consists primarily of miscellaneous revenue streams that are not core to our product offerings, such as advertising revenues and runoff mortgage revenues.

(3)	Real estate professional customers consist of real estate agents subscribing to our HouseValues, JustListed, HomePages, and Market Leader products and real estate brokers subscribing to our Realty Generator product.

(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.

(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.

(6)	Average monthly revenue per customer (ARPC) is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter.

Our customer count decreased by 472 customers during the second quarter of 2008, compared to a decrease of 915 customers in the first quarter of 2008. The number of cancelling customers decreased this quarter, while customer additions remained relatively constant with the previous quarter. Ending customers at June 30, 2008 decreased 32% compared to June 30, 2007.

It continued to be a challenging real estate market in the first half of 2008. Existing home transaction volumes and their median sales prices declined from 2007. We believe this trend impacts the investment in marketing that real estate professionals are willing to make, resulting in lower retention rates and slower new sales. The average monthly retention rate for our real estate professional customers was 93.6% for the second quarter of 2008, up from 92.5% in the first quarter of 2008. Due to the continued volatility of the real estate market, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the second quarter of 2008 decreased modestly compared to the first quarter of 2008 primarily as a result of customers reducing their spend, as well as pricing adjustments made in response to the current market conditions. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Six months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash from operating activities	$735	$(2,690)
Cash from investing activities	27,257	(8,423)
Cash from financing activities	(790)	558

Our principal sources of liquidity are our cash and cash equivalents, which totaled $62.7 million at June 30, 2008, as well as the cash flow that we may generate from our operations. . At June 30, 2008, cash equivalents consisted of money market funds that invest in high quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Early in 2008, we liquidated our auction rate securities at par and invested the proceeds in the money market funds discussed above. This change to our investments was intended to preserve the liquidity of our funds, but also resulted in a lower rate of return.

Operating Activities

Net cash from operating activities primarily consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes, gains on sales of fixed assets, equity in losses of our unconsolidated subsidiary and the effect of changes in working capital. Cash flow provided by operations for the first half of 2008 was $0.7 million, an improvement of $3.4 million from the same period in 2007 primarily due to a smaller increase in net working capital.

Investing Activities

Cash from investing activities for 2008 increased by $35.7 million compared to the same period last year. During 2008, we liquidated all of our short-term investments consisting of auction rate securities at par and invested the proceeds in money market funds. Also in 2008, we received proceeds of $1.2 million from the assignment of our purchase option for the Yakima facility and the transfer of all remaining assets in the facility and made earn-out payments related to our acquisition of Realty Generator of approximately $0.4 million. Future earn-out payments related to Realty Generator will be based on revenue goals through June 30, 2009 as well as payments equal to 75% of Realty Generator’s earnings, as defined, through December 31, 2008.

Financing Activities

Cash from financing activities decreased by $1.3 million compared to the same period in 2007 primarily due to the purchase and retirement of 397,175 shares of common stock in 2008 and lower proceeds from the exercise of employee stock options.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized us to purchase and retire up to 2,000,000 shares of our common stock on the open market. During the first half of 2008, we purchased and retired 397,175 shares for $1.0 million. The shares were purchased at an average price of $2.51 and represent approximately 2% of the shares outstanding at December 31, 2007. We have a remaining purchase authorization of 1,352,825 shares.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	139,375	$2.53	139,375	1,352,825
May 1, 2008 – May 31, 2008	—	—	—	1,352,825
June 1, 2008 – June 30, 2008	—	—	—	1,352,825
Total	139,375	$2.53	139,375	1,352,825

(1)	On October 31, 2006, we announced that our Board of Directors authorized the repurchase and retirement of up to 2,000,000 shares of our common stock on the open market.

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

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. To achieve this objective, we are currently invested in money market funds that hold high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. In general, to minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the second fiscal quarter of 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

(b) On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock.Through June 30, 2008, we have used approximately $39.7 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in money market funds and highly liquid, short-term, adjustable-rate insured municipal notes.

(c) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchase and Retirement of Common Stock” on page [22] of this quarterly report, which is incorporated herein by reference, for information on our repurchase of shares of our common stock during the quarterly period ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 29, 2008. The following nominees were elected to be directors for a three-year term expiring in 2011, by the vote set forth below. There were no broker non-votes with respect to any of the nominees.

Nominee	For	Withheld
Jon W. Gacek	21,144,285	281,063
Richard A. Mendenhall	20,954,551	470,797
Ian Morris	21,236,129	189,219

Continuing directors are Nicolas J. Hanauer whose term expires in 2009 and Frank M. “Pete” Higgins whose term expires in 2010.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Ian Morris, Chief Executive Officer and President of HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Jacqueline Davidson, Chief Financial Officer for HouseValues, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Ian Morris, Chief Executive Officer and President of HouseValues, Inc. and Jacqueline Davidson, Chief Financial Officer for HouseValues, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSEVALUES, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson
Authorized Officer and Principal Accounting Officer

August 4, 2008