Form 10-Q
period 2008-09-30
HouseValues, Inc.
filed 2008-11-05
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2008, there were outstanding 24,449,826 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

HOUSEVALUES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$9,258	$13,797	$30,585	$47,619
Expenses:
Sales and marketing (1)	5,842	8,946	19,514	31,574
Technology and product development (1)	1,424	2,123	4,873	7,420
General and administrative (1)	2,320	2,864	7,258	9,431
Gain on sale of fixed assets	—	—	(791)	—
Impairment of long-lived assets	—	1,200	—	1,200
Depreciation and amortization of property and equipment (2)	1,040	1,170	3,014	4,570
Amortization of intangible assets	491	16	1,475	427

Total expenses	11,117	16,319	35,343	54,622

Loss from operations	(1,859)	(2,522)	(4,758)	(7,003)
Equity in loss of unconsolidated subsidiary	(207)	—	(543)	—
Interest income, net	289	883	1,097	2,220

Loss before income tax expense (benefit)	(1,777)	(1,639)	(4,204)	(4,783)
Income tax expense (benefit)	31	(761)	67	(2,087)

Net loss from continuing operations	(1,808)	(878)	(4,271)	(2,696)
Discontinued operations:
Income from operations of discontinued mortgage segment (1)	—	113	—	240
Income tax expense	—	39	—	83

Net income from discontinued operations	—	74	—	157

Net loss	$(1,808)	$(804)	$(4,271)	$(2,539)

Net loss per share—basic and diluted:
Continuing operations	$(0.07)	$(0.04)	$(0.18)	$(0.11)
Discontinued operations	$—	$—	$—	$0.01

Net loss per share—basic and diluted	$(0.07)	$(0.03)	$(0.18)	$(0.10)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2008	2007	2008	2007
Sales and marketing	$302	$150	$680	$502
Technology and product development	37	49	115	311
General and administrative	675	447	1,787	1,791
Discontinued operations	—	—	—	19

	$1,014	$646	$2,582	$2,623

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2008	2007	2008	2007
Technology and product development	$825	$675	$2,337	$2,994
General and administrative	215	495	677	1,576

	$1,040	$1,170	$3,014	$4,570

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$62,020	$35,450
Short-term investments	—	27,400
Accounts receivable, net of allowance of $41 and $50	72	128
Prepaid expenses and other current assets	1,587	1,764
Prepaid income taxes	878	905

Total current assets	64,557	65,647
Property and equipment, net of accumulated depreciation of $12,915 and $11,518	4,766	6,187
Goodwill	4,506	3,833
Intangible assets, net of accumulated amortization of $4,052 and $2,577	4,855	6,330
Minority investment in unconsolidated subsidiary	2,045	2,588
Other noncurrent assets	—	398

Total assets	$80,729	$84,983

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$970	$1,395
Accrued compensation and benefits	1,600	2,084
Accrued expenses and other current liabilities	1,135	1,809
Deferred rent, current portion	289	289
Deferred revenue	374	373
Note payable	1,970	1,873

Total current liabilities	6,338	7,823
Deferred rent, less current portion	402	722
Noncurrent deferred tax liabilities	92	—

Total liabilities	6,832	8,545
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,449,201 and 24,521,139 shares at September 30, 2008 and December 31, 2007, respectively	68,105	66,375
Retained earnings	5,792	10,063

Total shareholders’ equity	73,897	76,438

Total liabilities and shareholders’ equity	$80,729	$84,983

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,271)	$(2,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,014	4,570
Amortization of intangible assets	1,475	427
Stock-based compensation	2,582	2,623
Excess tax benefit from exercises of stock options	—	(65)
Deferred income tax expense (benefit)	92	(1,282)
Gain on sale of fixed assets	(791)	—
Impairment to long-lived assets	—	1,200
Equity in loss of unconsolidated subsidiary	543	—
Changes in certain assets and liabilities:
Accounts receivable	56	375
Prepaid expenses and other assets	226	(755)
Prepaid income taxes	27	903
Other noncurrent assets	398	(38)
Accounts payable	(502)	(1,395)
Accrued compensation and benefits	(484)	(1,307)
Accrued expenses and other current liabilities	(655)	(2,449)
Deferred rent	(320)	(279)
Deferred revenue	1	(707)

Net cash provided by (used in) operating activities	1,391	(718)

Cash flows from investing activities:
Purchases of short-term investments	—	(22,645)
Sales of short-term investments	27,400	10,785
Proceeds from sale of fixed assets	1,209	—
Purchases of property and equipment	(1,816)	(2,330)
Additions to goodwill and intangible assets	(639)	(14)

Net cash provided by (used in) investing activities	26,154	(14,204)

Cash flows from financing activities:
Purchase and retirement of common stock	(1,006)	(968)
Proceeds from exercises of stock options	259	633
Payment of taxes due upon vesting of restricted stock	(228)	—
Excess tax benefit from exercises of stock options	—	65

Net cash used in financing activities	(975)	(270)

Net increase (decrease) in cash and cash equivalents	26,570	(15,192)
Cash and cash equivalents at beginning of period	35,450	49,376

Cash and cash equivalents at end of period	$62,020	$34,184

See accompanying notes to condensed consolidated financial statements.

HouseValues, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, HouseValues, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. Our subscription software products include Realty Generator, a turnkey advertising and lead management system for real estate brokerage companies, and MarketLeader, a customer relationship management and lead management solution for real estate agents. We also provide real estate professionals with access to industry-leading advertising and lead-generation services to help them attract new clients and promote themselves throughout their community.

Additionally, HouseValues provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our consumer websites include: JustListed.com, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current home; and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own home.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results to be expected for a full year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. SFAS 157 will apply prospectively to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as of the beginning of 2009 and applies to all other fair value measurements as of the beginning of 2008. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. The primary items that will be affected by the remaining provisions of SFAS 157 are our goodwill impairment and long-lived asset impairment tests. While we are unable to forecast the amount of impairment charges that might be recognized in future periods, we do not expect SFAS 157 to materially change the fair value amounts that will be calculated in the future relative to the fair value amounts that would be calculated if SFAS 157 were not adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We have elected not to apply the fair value option to any of our financial instruments. As a result, there was no impact on our financial position and results of operations.

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

Note 2: Workforce Reductions

In January 2008, we implemented a plan to reduce operating expenses. In connection with this plan, we reduced our workforce by approximately 20%, or about 45 employees. We recorded cash severance charges of $637 and additional accelerated vesting charges of $173 related to equity compensation in the first quarter of 2008. All amounts were paid or settled prior to September 30, 2008. The severance charges were recorded in the following expense line items:

Severance Expensed and Settled
Sales and marketing	$281
Technology and product development	134
General and administrative	395

$810

On July 31, 2007, we closed our satellite sales and service center in Yakima, Washington. In connection with this plan, we reduced our workforce by about 100 employees and paid severance and other charges related to the closure of $545.

In January 2007, we implemented a plan to eliminate headcount associated with the mortgage business (see Note 4) as well as an overall reduction in force. We recorded cash severance charges of $425 and accelerated vesting charges of $480 related to equity compensation in the first quarter of 2007, of which $63 in cash severance charges was included in discontinued operations.

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

Future incentive payments are based on revenue goals through June 30, 2009 as well as payments equal to 75% of Realty Generator’s earnings, as defined in the asset purchase agreement for this transaction, through December 31, 2008. As contingent consideration is earned, the amounts will be recorded as goodwill. As of September 30, 2008, additional consideration of $845 was earned and recorded as additional goodwill under the earn-out arrangements.

We have included Realty Generator’s results of operations in our consolidated statements of income since November 2007. Realty Generator produced net revenues of $4,299 in the first nine months of 2008. The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition occurred on January 1, 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(unaudited)
Revenues from continuing operations	$15,219	$51,718
Net loss from continuing operations	$(979)	$(2,937)
Net loss per share from continuing operations—basic	$(0.04)	$(0.12)
Net loss per share from continuing operations—diluted	$(0.04)	$(0.12)

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

Results of operations for the three and nine month periods ended September 30, 2007 related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statements of operations. The following table presents the revenues included in discontinued operations:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenues from discontinued operations	$156	$1,124
Included in revenues from discontinued operations are revenues from the JustListed Connect product of	$152	$823

Note 5: Closure of Satellite Sales and Service Center

On July 31, 2007, we closed our satellite sales and service center in Yakima, Washington, classifying the related leasehold improvements and other assets as held for sale. Additionally, during the third quarter of 2007, we recognized an impairment charge of $1,200 to reduce these assets to their estimated fair value less selling costs.

During the first quarter of 2008, we terminated our lease for the Yakima facility. We did not pay a fee to terminate the lease. In a related transaction, we assigned our purchase option for the Yakima facility and transferred all remaining assets in the facility to a third party for net cash of $1,209. We recorded a related gain of $791 in the first quarter of 2008.

Note 6: Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share uses the weighted average common shares outstanding plus dilutive stock options. Because we have reported losses from continuing operations for the periods presented, none of our stock options are included in the diluted per share calculations.

The following table sets forth the computation of basic and diluted earnings per share:

Shares in thousands	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss from continuing operations	$(1,808)	$(878)	$(4,271)	$(2,696)
Net income from discontinued operations	—	74	—	157

Net loss	$(1,808)	$(804)	$(4,271)	$(2,539)

Weighted average common shares outstanding	24,311	24,542	24,357	24,528
Dilutive effect of equity-based awards	—	—	—	—

Diluted Shares	24,311	24,542	24,357	24,528

Net loss per share—basic and diluted:
Continuing operations	$(0.07)	$(0.04)	$(0.18)	$(0.11)
Discontinued operations	$—	$—	$—	$0.01

Net loss per share—basic and diluted	$(0.07)	$(0.03)	$(0.18)	$(0.10)

Antidilutive equity-based awards	4,493	3,941	4,143	3,950

Note 7: Income Taxes

Our effective tax rate for continuing operations was (2%) for the nine months ended September 30, 2008, compared to 44% for the same period in 2007. Our effective tax rate decreased due to our expected operating loss for the year and our establishment of a valuation allowance for our deferred tax assets at December 31, 2007.

Substantially all of our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. We believe that based on the decline in the national real estate market, our recent history of operating losses and the lack of carryback periods, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets.

Note 8: Analysis of Goodwill and Other Intangibles for Impairment

We evaluate goodwill annually for impairment, normally in the fourth quarter, or when circumstances indicate the carrying value of goodwill may not be recoverable. Based on the continued challenging market conditions in the real estate market and a decline in our stock price, we performed goodwill impairment testing for the quarter ended September 30, 2008. The estimated fair value of our single reporting unit was calculated based on our market capitalization, control premiums evident in market transactions, multiples of relevant comparable peer companies and a discounted cash flow analysis. We determined that no goodwill impairment charge was required. We will continue to monitor the relationship of our fair value to our book value in order to evaluate the carrying value of goodwill and other intangible assets. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record impairment charges in future quarters.

While we have a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future. If our common stock price continues to trade below book value per common share, we may have to recognize an impairment of all, or some portion of, our goodwill and other intangible assets.

Note 9: Purchase and Retirement of Common Stock

Under a board authorization dated October 2006, we purchased and retired 400,586 shares of our common stock for $1,006 during the first nine months of 2008, which represented approximately 2% of the shares outstanding at December 31, 2007. As of September 30, 2008, we had remaining authority under the October 2006 board authorization to purchase an additional 1,349,414 shares.

After quarter-end, we purchased an additional 270,966 shares for $631 through October 24, 2008. We had remaining purchase authorization of 1,078,448 shares on October 24, 2008.

Note 10: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite service period.

Determining Fair Value—Assumptions

The value of each employee option granted during the three and nine month periods ended September 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected life (in years)	3.5	3.5	3.5	3.2
Weighted average expected volatility	50%	70%	51%	76%
Weighted average risk-free interest rate	2.90%	4.96%	2.83%	4.87%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$1.12	$2.45	$1.14	$2.67

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,085,228	$5.75
Options granted	973,650	2.85
Options exercised	(122,439)	2.11
Options forfeited	(591,325)	5.64
Options expired	(260,401)	7.63

Outstanding at September 30, 2008	3,084,713	$4.84	7.2 years	$421

Exercisable at September 30, 2008	1,707,412	$5.40	5.6 years	$419

The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Intrinsic value of options exercised	$4	$103	$67	$736
Grant date fair value of options vested	$332	$571	$1,609	$2,961
Grant date fair value of options forfeited	$39	$1,769	$1,857	$4,522

Stock Awards

During 2008, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2007	1,491,000	$3.78
Restricted stock units granted	943,000	2.83
Restricted stock units vested	(288,890)	3.86
Restricted stock units forfeited	(485,000)	3.67

Nonvested stock award balance at September 30, 2008	1,660,110	$3.26

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

	Nine months ended September 30,
	2008	2007
Total cost of share-based payment plans	$2,705	$2,697
Amounts capitalized in internally developed software	(123)	(74)

Amounts charged against income, before income tax benefit	$2,582	$2,623

Amount of related income tax benefit recognized in income	$—	$865
Amounts recognized in income for amounts previously capitalized in fixed assets	$83	$32

As of September 30, 2008, we had $7,113 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.6 years.

Note 11: Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2008	2007
Cash paid during the period for income taxes	$(13)	$(311)
Income tax refunds received during the period	$65	$1,949
Non-cash investing and financing activities:
Change in payables for property and equipment	$(72)	$88
Change in accrued payments in connection with acquisitions	$(34)	$—
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee restricted stock	$228	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, under the heading Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward looking statements. The forward-looking statements are made as of the date of this report and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Revenue from continuing operations was $9.3 million for the third quarter of 2008, a 33% decline compared to the same period in 2007. The change in revenue was due primarily to a 31% decrease in our average customer count and as well as a 4% decrease in average revenue per customer for the quarter ended September 30, 2008 compared to the same period in 2007. The declines in revenue were partially offset by the addition of Realty Generator revenues of $1.6 million.

We incurred a net loss from continuing operations of $1.8 million for the third quarter of 2008 compared to a net loss from continuing operations of $0.9 million for the third quarter of 2007.

Our operating results for the quarter continue to reflect the broader real estate market conditions, which remain challenging and we expect will be further affected by crisis conditions in the global banking, credit and mortgage-lending markets. We believe these broader economic trends negatively impact our customers, real estate professionals, and the investment in marketing that they are able and willing to make.

Over the past several quarters, we have adapted to changing market conditions by better aligning our expenses with our expected revenue. We are focused on preserving our strong liquidity as a key asset to enable us to make strategic investments in our business going forward. One key investment will be our continued investment in new products and technologies aimed at better serving our real estate professional customers.

Significant Business Developments

The following events impact the comparability of our 2007 and 2008 operating results.

Purchase of Realty Generator. On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity for approximately $10.2 million in cash and assumed liabilities as well as incentives based on the future performances of the acquired business through June 30, 2009. Realty Generator provides services to real estate brokers, including a web site, a proprietary customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. Realty Generator systems include an administrative function that enables brokers to allocate the leads generated from website traffic to the agents on their teams and to monitor the follow-through performance of each agent. We have accounted for this as a business combination and have included Realty Generator’s results of operations from the acquisition date forward.

Investment in ActiveRain. On November 16, 2007, we acquired 32.4% of the outstanding voting stock of ActiveRain Real Estate Network for $2.75 million. ActiveRain is a professional community and social networking platform serving the real estate community. ActiveRain has grown its membership over the past two years to more than 100,000 real estate professionals. Our investment in ActiveRain is recorded using the equity method of accounting which requires that we record our proportionate share of their net loss adjusted for any difference between our cost and the underlying equity in their net assets at the acquisition date.

As broader market conditions have contributed to the decline in our revenue, we have taken a series of actions since January 2007 to significantly reduce our cost structure to align with our revenue trends.

•

Reduction in Workforce. In January 2008, we reduced our workforce by approximately 45 employees. We recorded cash severance charges of approximately $0.6 million and additional accelerated vesting charges of $0.2 million related to equity compensation in the second quarter of 2008. We expect to realize about $5 million in savings to our expense structure on an annualized basis as a result of this action.

•

Closure of the Yakima Facility. On July 31, 2007, we implemented a plan to reduce operating expenses, including the closure of our Yakima, Washington satellite center. In connection with this plan, we reduced our workforce by approximately 100 employees. In the third quarter of 2007, we recorded severance and related charges of $0.5 million. At the same time, we recognized an impairment charge of $1.2 million to reduce the Yakima leasehold improvements to their estimated fair value less estimated selling costs.

In January 2008, we terminated our lease for the Yakima facility and in a second related transaction, assigned our purchase option for the Yakima facility and its remaining assets to a third party for net cash of $1.2 million. We recorded a gain of $0.8 million on this transaction in the first quarter of 2008.

•

Discontinued Mortgage Operations. In January 2007, we announced our exit from the mortgage lead generation business and our intention to scale back or eliminate initiatives that were not critical to our real estate agent customers. These activities resulted in an overall reduction of our workforce by approximately 60 employees. In connection with the discontinuation of our mortgage operations and the reduction in workforce, we paid payroll and related costs of approximately $0.5 million in 2007 and incurred accelerated stock compensation expense estimated of approximately $0.5 million.

Results of Operations

Our discussion of operating results addresses results from continuing operations, which consists of our real estate business. Our former mortgage business is presented in our financial statements as discontinued operations.

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues (in thousands)	$9,258	$13,797	$30,585	$47,619

Revenues decreased 33% for the quarterly period and 36% for the year-to-date period ended September 30, 2008 when compared to the same periods in 2007, primarily due to a 31% decline in our average real estate professional customer base and a 4% decline in our average revenue per customer over the past twelve months. The declines in revenue were partially offset by the addition of Realty Generator revenues of $1.6 and $4.3 million for the quarter and year-to-date period ended September 30, 2008. We believe that slower existing home sales are creating financial pressure on real estate professionals that are reflected in our decreased customer base and our lower average revenue per customer.

Revenue in the third quarter of 2008 decreased 9% from the second quarter of 2008. On a sequential quarterly basis, we experienced a 6% decrease in average real estate customer count and a 3% decrease in average revenue per customer during the third quarter of 2008. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because of the ongoing economic challenges in the real estate market, as well as broader economic trends that we anticipate will continue to impact real estate professionals and their ability to fund marketing expenditures, we expect our current revenue trend to continue for the remainder of 2008.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total sales and marketing expense (in thousands)	$5,842	$8,946	$19,514	$31,574

Total sales and marketing expense as a % of revenue	63%	65%	64%	66%

Sales and marketing expense decreased in total and as a percentage of revenue for the three and nine month periods ended September 30, 2008 when compared to the same periods in 2007, primarily due to reduced payroll and related costs and reduced lead generation costs. Payroll and related costs declined due to decreased average headcount, as we realigned our cost structure to our projected revenues. Headcount at September 30, 2008 for our sales and marketing groups decreased 30% to 117, which compares to 166 at September 30, 2007. The decrease in lead generation costs was generally consistent with our decrease in revenues for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007.

Sales and marketing expense declined 6% in the third quarter of 2008 compared to the second quarter of 2008 primarily due to reduced lead generation costs and reduced payroll and related expenses.

For the fourth quarter of 2008, we expect sales and marketing costs to increase modestly from the third quarter level as we execute a corporate re-branding and launch of new products.

Technology and Product Development

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total technology and product development expense (in thousands)	$1,424	$2,123	$4,873	$7,420

Total technology and product development expense as a % of revenue	15%	15%	16%	16%

Technology and product development expense decreased in absolute dollars but remained consistent as a percentage of revenue for the three and nine month periods ended September 30, 2008 when compared to the same periods in 2007, as we reduced the number of employees to bring our cost structure into alignment with our lower revenues.

Technology and product development expense decreased 4% in the third quarter of 2008 when compared to the second quarter of 2008 primarily due to reduced payroll and related expenses.

We expect technology and product development costs to increase modestly in total dollars and as a percentage of revenue for the remainder of 2008 as we continue to focus on product development initiatives.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total general and administrative expense (in thousands)	$2,320	$2,864	$7,258	$9,431

Total general and administrative expense as a % of revenue	25%	21%	24%	20%

General and administrative expenses decreased in total dollars, but increased as a percentage of revenues for the three and nine month periods ended September 30, 2008 when compared to the same periods last year due to our lower revenue base. General and administrative expense decreased primarily due to reduced salaries and related expenses associated with lower staffing levels and reduced rent and related expenses partially offset by increased stock-based compensation expense.

General and administrative expenses increased 4% in the third quarter of 2008 compared to the second quarter primarily due to an increase in stock-based compensation.

We expect general and administrative expenses to stabilize for the remainder of 2008, but to increase as a percentage of revenue.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased for the three and nine months ended September 30, 2008 primarily due to the lower asset values resulting from the early retirement of an internally developed software product related to our HomePages website in the first quarter of 2007, impairment charges taken against our capital assets during 2007, and the closure of our Yakima facility during the third quarter of 2007.

Amortization of Intangible Assets

Amortization of intangible assets increased for the three and nine month periods ended September 30, 2008 when compared to the same period in 2007, due to the new intangible assets related to the Realty Generator acquisition in the fourth quarter of 2007. This increase was partially offset by the early retirement of a mapping technology asset in March 2007.

Interest Income

Interest income decreased for the three and nine month periods ended September 30, 2008 when compared with the same periods in 2007 primarily due to a decrease in our rate of return as well as a reduction in the amount of cash, cash equivalents and short-term investments held. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. In the first quarter of 2008, we completed the liquidation of our investments in auction rate securities at par and invested the proceeds in money market funds that invest in high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. At September 30, 2008, we held $62.0 million in cash and cash equivalents, compared to $74.4 million in cash, cash equivalents and short-term investments at September 30, 2007.

Income Taxes

Our effective tax rate for continuing operations was (2%) for the nine months ended September 30, 2008, compared to 44% for the same period in 2007. Our effective tax rate decreased due to our expected operating loss for the year and our establishment of a valuation allowance for our deferred tax assets at December 31, 2007.

Substantially all of our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. We believe that based on the decline in the national real estate market, our recent history of operating losses and the lack of carryback periods, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets.

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

Quarterly Consolidated Statements of Income and Operational Data

The following tables present unaudited operational data pertaining to our continuing operations for the seven quarters ended September 30, 2008. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our 2007 Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Sept 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Continuing Operations Data, in thousands:
Revenues	$9,258	$10,131	$11,196	$12,189	$13,797	$15,984	$17,838
Expenses:
Sales and marketing	5,842	6,242	7,430	7,879	8,946	10,241	12,387
Technology and product development	1,424	1,491	1,958	1,694	2,123	2,507	2,790
General and administrative	2,320	2,232	2,706	2,735	2,864	3,015	3,552
Impairment of long-lived assets	—	—	—	4,916	1,200	—	—
Gain on sale of fixed assets	—	—	(791)	—	—	—	—
Depreciation and amortization of property and equipment	1,040	1,015	959	1,064	1,170	1,245	2,155
Amortization of intangible assets	491	492	492	333	16	16	395

Total expenses	11,117	11,472	12,754	18,621	16,319	17,024	21,279

Loss from operations	(1,859)	(1,341)	(1,558)	(6,432)	(2,522)	(1,040)	(3,441)
Equity in loss of unconsolidated subsidiary	(207)	(185)	(151)	(162)	—	—	—
Interest income, net	289	289	519	762	883	751	586

Loss before income tax expense (benefit)	(1,777)	(1,237)	(1,190)	(5,832)	(1,639)	(289)	(2,855)
Income tax expense (benefit)	31	34	2	4,041	(761)	(51)	(1,275)

Net loss from continuing operations	$(1,808)	$(1,271)	$(1,192)	$(9,873)	$(878)	$(238)	$(1,580)

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

The following table presents operational data and metrics for the seven quarters ended September 30, 2008.

	Sept 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$9,181	$10,063	$11,118	$12,151	$13,756	$15,883	$17,748
Other revenues (2)	77	68	78	38	41	101	90

Total revenues	$9,258	$10,131	$11,196	$12,189	$13,797	$15,984	$17,838
Real estate professional customers, end of period (3)	8,381	9,078	9,550	10,465	11,833	13,364	14,667
Average monthly retention rate (4)	93.6%	93.6%	92.5%	91.4%	91.2%	91.4%	90.3%
Average real estate professional customers in the quarter (5)	8,730	9,314	10,008	11,149	12,599	14,016	15,209
Average monthly revenue per customer (6)	$351	$360	$370	$363	$364	$378	$389

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our HouseValues, JustListed, Realty Generator, HomePages, and Market Leader products.

(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings, such as advertising revenues and runoff mortgage revenues.

(3)	Real estate professional customers consist of real estate agents subscribing to our HouseValues, JustListed, HomePages, and Market Leader products and real estate brokers subscribing to our Realty Generator product.

(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.

(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.

(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter.

On a sequential quarter basis, our customer count decreased by 697 customers during the third quarter of 2008, compared to a decrease of 472 customers in the second quarter of 2008. While the number of cancelling customers decreased this quarter, the decreases to customer additions more than offset that improvement. Ending customers at September 30, 2008 decreased 29% compared to September 30, 2007.

It continued to be a challenging real estate market in the third quarter of 2008, which has been further complicated by broader economic conditions. We believe this trend impacts the investment in marketing that real estate professionals are willing to make, resulting in a slowing of new sales, as well as the possibility of lower retention rates. The average monthly retention rate for our customers was 93.6% for the third quarter of 2008, consistent with the second quarter of 2008. Due to the continued volatility of the real estate market, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the third quarter of 2008 decreased modestly compared to the second quarter of 2008 primarily as a result of customers reducing their spend, as well as pricing adjustments made in response to the current market conditions. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

The following table presents summary cash flow data:

	Nine months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash from operating activities	$1,391	$(718)
Cash from investing activities	26,154	(14,204)
Cash from financing activities	(975)	(270)

Our principal sources of liquidity are our cash and cash equivalents, which totaled $62.0 million at September 30, 2008, as well as the cash flow that we may generate from our operations.

Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. In the first quarter, we completed the liquidation of our investments in auction rate securities at par and invested the proceeds in money market funds that invest in high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Substantially all of our funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008.

Operating Activities

Net cash from operating activities consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes, gains on sales of fixed assets, equity in losses of our unconsolidated subsidiary and the effect of changes in working capital. Cash flow provided by operations for the first nine months of 2008 was $1.4 million, an improvement of $2.1 million from the same period in 2007 primarily due to a smaller increase in net working capital.

Investing Activities

Cash from investing activities for 2008 increased by $40.4 million compared to the same period last year. During 2008, we liquidated all of our short-term investments consisting of auction rate securities at par and invested the proceeds in money market funds. Also in 2008, we received proceeds of $1.2 million from the assignment of our purchase option for the Yakima facility and the transfer of all remaining assets in the facility and made earn-out payments related to our acquisition of Realty Generator of approximately $0.6 million. Future earn-out payments related to Realty Generator will be based on revenue goals through June 30, 2009 as well as payments equal to 75% of Realty Generator’s earnings, as defined in the asset purchase agreement for the acquisition, through December 31, 2008.

Financing Activities

Cash from financing activities decreased by $0.7 million compared to the same period in 2007 primarily due to lower proceeds from the exercise of employee stock options and the payment of $0.2 million in satisfaction of employees’ statutory minimum income tax requirement on the vesting of restricted stock awards.

In December 2008, our note payable matures and we will use $2.0 million to repay the note.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized us to purchase and retire up to 2,000,000 shares of our common stock on the open market. During the first nine months of 2008, we purchased and retired 400,586 shares for $1.0 million. The shares were purchased at an average price of $2.51per share and represent approximately 2% of the shares outstanding at December 31, 2007.

After quarter-end, we purchased an additional 270,966 shares for $0.6 million through October 24, 2008. We had remaining purchase authorization of 1,078,448 shares on October 24, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	—	$—	—	1,352,825
August 1, 2008 – August 31, 2008	—	—	—	1,352,825
September 1, 2008 – September 30, 2008	72,166	$2.75	3,411	1,349,414

Total	72,166	$2.75	3,411	1,349,414

(1)	During the period from July 1, 2008 to September 30, 2008, an aggregate of 68,755 shares of our common stock were tendered at $2.765 per share in satisfaction of employees’ income taxes upon the vesting of restricted stock. All of these shares were tendered in September 2008.

(2)	On October 31, 2006, we announced that our Board of Directors authorized the repurchase and retirement of up to 2,000,000 shares of our common stock on the open market.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. SFAS 157 will apply prospectively to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as of the beginning of 2009 and applies to all other fair value measurements as of the beginning of 2008. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. The primary items that will be affected by the remaining provisions of SFAS 157 are our goodwill impairment and long-lived asset impairment tests. While we are unable to forecast the amount of impairment charges that might be recognized in future periods, we do not expect SFAS 157 to materially change the fair value amounts that will be calculated in the future relative to the fair value amounts that would be calculated if SFAS 157 were not adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We have elected not to apply the fair value option to any of our financial instruments. As a result, there was no impact on our financial position and results of operations.

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

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Previously, we invested our funds in money market funds and auction rate securities. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. In the first quarter, we completed the liquidation of our investments in auction rate securities at par and invested the proceeds in money market funds that invest in high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Substantially all of our funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008 for investments in money market funds as of September 19, 2008. Because of the current global economic crisis, we continue to evaluate the security of our investments and the institutions where we hold our investments.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Quarterly Report and our other Securities and Exchange Commission filings. You should also carefully consider the factors set forth under the heading Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other Securities and Exchange Commission filings. The risks and uncertainties described below, in our Annual Report on Form 10-K and in our other Securities and Exchange Commission filings are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks, or those contained in our Annual Report on Form 10-K or other Securities and Exchange Commission filings, actually occur, our business, financial condition and operating results could be materially adversely affected.

WE MAY BE REQUIRED TO TAKE AN IMPAIRMENT CHARGE FOR GOODWILL OR OTHER LONG-LIVED ASSETS.

We have acquired certain portions of our business through acquisitions and may continue to pursue acquisitions of other companies as part of our long-term business strategy. In connection with prior acquisitions, we have accounted for the portion of the purchase price paid in excess of the fair value of the net assets acquired as goodwill and may be required to do so for future acquisitions. Additionally, we have invested in other long-lived assets designed to enhance our product offerings or assist in achieving our business plan for the company.

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible and fixed assets are amortized or depreciated over the life of the asset. Our common stock has recently been trading below our book value per share. As a result, we expect to conduct further impairment reviews. If, as a result of our periodic review and evaluation of our goodwill and other long-lived assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our assets, we may be required to take additional impairment charges. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges.

While we have a plan to restore our business fundamentals to levels that would support our book value per share, we have no assurance that the plan will be achieved or that the market price of our common stock will increase to such levels in the foreseeable future. In that event, we may be required to take an impairment charge to the extent the carrying value of our net assets, including goodwill, exceed the fair value of our overall business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b) On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through September 30, 2008, we have used approximately $40.8 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in money market funds that invest in high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Substantially all of our funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008 for investments in money market funds as of September 19, 2008.

(c) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchase and Retirement of Common Stock” in this quarterly report, which is incorporated herein by reference, for information on our repurchase of shares of our common stock during the quarterly period ended September 30, 2008.

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

November 5, 2008