Form 10-K
period 2008-12-31
Market Leader, Inc.
filed 2009-03-13
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-51032

Market Leader, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1982679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11332 NE 122nd Way Kirkland, WA	98034
(Address of Principal Executive Offices)	(Zip Code)

425-952-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐                                Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2008 as reported on The Nasdaq Global Select Market was approximately $57,704,000.

As of March 2, 2009, there were outstanding 24,090,760 shares of the registrant’s common stock which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Market Leader, Inc.’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

Our Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect our actual results include, but are not limited, to our ability to retain and increase our customer base, to respond to competitive threats and real estate market conditions, to manage lead generation and other costs, to develop new products, to expand into new lines of business, and those discussed in “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K and in our other SEC filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Company Background and Overview

Market Leader, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator in internet-based marketing services for real estate professionals since the Company’s inception. We recently began to shift our business model from its original lead generation model toward offerings that combine software-as-a-service with access to industry-leading media buying and lead generation services. Traditional lead generation products continued to account for the majority of customer relationships and revenue in 2008.

In November 2008 we introduced Growth LeaderTM, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team LeaderTM. Together with RealtyGeneratorTM, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These product offerings feature Vision, a personalized website and proprietary customer relationship management tool for real estate agents, and include access to industry-leading media buying and lead generation services to help them attract new clients and promote themselves throughout their communities.

Additionally, Market Leader provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our nationwide consumer web sites include: JustListed.com®, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com®, a service that provides home sellers with market valuations of their current homes; and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes. Our Vision-based products also provide consumers with free access to similar information through localized web sites that we operate on behalf of our real estate professional customers.

On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC (Realty Generator) and a related entity for approximately $10.2 million in cash and assumed liabilities as well as contingent consideration based on the future performance of the acquired entities through June 30, 2009. Including contingent consideration earned through December 31, 2008, the total purchase price was $11.2 million. RealtyGenerator provides services to real estate brokers, including a web site, a proprietary customer relationship management (CRM) tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. Tight integration between the web site and CRM tool gives real estate professionals real-time insight into consumers’ online behavior, and allows the broker to monitor and track their agents’ follow-through. We have leveraged these and other aspects of RealtyGenerator’s technology and business model to develop other Vision-based products and with our November 2008 introduction of Growth Leader and Team Leader, we thereby achieved a key intended benefit of the acquisition a year earlier.

We believe that our new product family provides a better consumer experience than our legacy lead generation products while also resulting in higher quality leads. Based on our experience with RealtyGenerator customers, we believe that Vision products will command higher customer satisfaction and longer customer retention than our original lead generation products. We expect that Vision products will account for the majority of our revenue by the end of 2009.

In 2005, we launched and acquired new products targeted at mortgage professionals whom we believe have underlying business synergies with our real estate customers. Since then, the continued deterioration of mortgage industry fundamentals and strong competition made this business especially challenging for new market entrants like Market Leader. As a result, in January 2007 we chose to eliminate operations that sold directly to mortgage professionals as well as discontinue one of our primary mortgage products. We no longer offer the semi-exclusive leads product that was part of The Loan Page acquisition in late 2005. We continue to be primarily focused on serving real estate professionals. We do facilitate our brokerage customers’ partnership and collaboration with their chosen lender partner through features of RealtyGenerator.

The Company was incorporated in the State of Washington on May 28, 1999 as HouseValues, Inc. After operating as a privately-held business for several years, we completed our initial public offering in December 2004. In November 2008, we changed our name to Market Leader, Inc.

Services for Our Customers — Real Estate Professionals

We provide the majority of our real estate professional customers with a bundle of services that includes:

•

Customer relationship management (CRM) tools and content designed to help our customers build relationships with prospective home buyers and sellers over the Internet. Market Leader CRM is our original CRM tool that is bundled with our JustListed® and HouseValues® lead generation services. Our new services — RealtyGenerator, Growth Leader and Team Leader — are based on our new Vision customer relationship management tool. Both Market Leader CRM and Vision are online prospect management systems that help our real estate professional customers manage and cultivate prospects. By automating many of the repetitive tasks that are required to follow up and communicate with potential clients, these tools allow customers to focus on transacting their current business while efficiently marketing their services to potential clients to maintain a pipeline of future business opportunities. In addition to the content and activity management features provided by many CRM tools, Market Leader CRM and Vision also include proprietary real estate content and consumer email campaigns. By directing our content and campaigns to their consumer prospects, our customers position themselves as highly-engaged, technology-savvy neighborhood experts. By virtue of incorporating a tightly-integrated, agent-branded website, the Vision system offers the added advantage of real-time insight into consumer online behavior.

•

Community and training services that enable our customers to share and learn best practices to help them close more business with Internet consumers. Our customers are invited to participate in company-hosted group coaching calls and peer-to-peer “best practices” training conference calls. Customers using Vision additionally have access to performance measurement and benchmarking tools that enable comparison of key performance factors to those of successful producers while highlighting areas for improvement.

•	Leads in the specific local communities where our real estate agent customers work generated from our HouseValues and JustListed real estate web sites, or

•	Advertising services to drive consumer traffic to the agent-branded web sites provided to RealtyGenerator broker customers and real estate agent customers of Growth Leader and Team Leader.

Our lead generation offerings generally provide a bundle of services for a monthly fixed fee pursuant to contracts, most of which have an initial term of one year, continuing on a month-to-month basis until terminated. Customers of Vision-based products commonly buy advertising services in addition to their software-as-a-service subscription, and they have the flexibility to adjust their advertising expenditures as business needs dictate. Vision-product software subscriptions are generally offered for a monthly fixed fee pursuant to contracts, most of which have an initial term of one year, continuing on a month-to-month basis until terminated. The company occasionally offers some customers shorter-term trials in connection with promotional marketing relationships. Growth Leader customers also have the option of selecting agreements with a short-term commitment and higher monthly fees.

We believe that successful real estate professionals typically have systems and processes in place to capture and develop leads or prospects, and to maintain and expand their businesses. In addition, we believe that the value of the web site traffic and leads generated for our customers through our network of web sites is enhanced when combined with our integrated offerings that help our customers convert these leads into closed transactions. Most real estate transactions are closed with the assistance of a real estate professional and that portion has increased in recent years. In 2001, 69 percent of all buyers purchased their home through a real estate agent or broker. In 2008, that number was 81 percent, according to the National Association of Realtors Profile of Home Buyers and Sellers for 2008.

We believe that our specialized real estate advertising capabilities provide a competitive advantage for our customers. We use direct-response advertising, including television and Internet media, to drive prospective home buyers and sellers to our real estate-oriented web sites. We regularly advertise on national television networks and major Internet search engines and other web sites, and supplement this advertising with local television advertising and other media to help manage and geographically target consumer traffic and lead volume. In 2008, we were named an authorized Google reseller that enables us to more effectively and efficiently drive consumer traffic to our customers.

We continuously monitor, improve and refine our service offerings, based on quantitative and qualitative feedback from our real estate professional customers.

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

•

RealtyGenerator, Team Leader and Growth Leader deliver free services to consumers in the home buying and selling process by providing them access to a broker’s or agent’s web site that contains home listings and other detailed neighborhood information regarding the specific area in which the consumer is interested. In contrast to our lead generation products, these products give consumers the immediate gratification of home listings access without requiring any attention from our agent customers.

•

HomePages® delivers free services to consumers in the home buying and selling process by combining home listings, and detailed neighborhood information to provide a comprehensive view of each home and neighborhood. The site features homes for sale and displays detailed information on nearby schools, parks, shops and local services. HomePages also provides home owners with information on recently sold homes in their neighborhood as well as the ability to get home value estimates from local experts.

We believe that our focus on internet marketing products is a competitive advantage as we compete for real estate marketing dollars. According to the National Association of Realtors Profile of Home Buyers and Sellers, a significant and increasing number of home buyers used the Internet to search for homes, 87% in 2008 which is up from 71% five years ago. Our products help real estate agents provide consumer information services, thereby positioning them to be of assistance to these consumers in their home buying and selling transactions.

Sales and Marketing

We use a variety of marketing methods to build awareness of our product offerings and to attract new customers to our services. These methods include primarily direct marketing, advertising, and public relations efforts, as well as customer referral programs and trade shows. We reach new customers primarily through telesales employees at our Kirkland, Washington facility and, in some cases, from field-based personnel. Sales staff comprises approximately 38% of our total sales and marketing employees.

We sell our products to customers located both inside and outside the United States. For the years ended December 31, 2008, 2007, and 2006, revenue generated from customers located within the United States was $35.1 million, $56.5 million and $82.8 million, respectively, compared to revenue generated from customers located outside the United States of $3.3 million, $3.3 million and $3.0 million, respectively.

Competition

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; and reputation, reliability and trust. We believe that we compete effectively in these areas.

We also believe that several factors contribute to our competitive advantage. The size and geographic breadth of our customer base creates efficiencies in consumer lead generation, web site traffic and distribution of traffic and prospects that may not be available to competitors that lack our scale and nationwide distribution. Success in our business requires a competency in small business sales and service that we have developed. The challenges we encountered building our customer base while expanding to nationwide presence will be encountered by other entrants as they seek to establish and grow competitive offerings. Finally, we have recently introduced services that provide our real estate professional customers greater insight into the online behavior of their consumer prospects than traditional real estate lead generation systems. The differentiated design and features of our services can result in efficiency and efficacy when deployed by real estate professionals and these customers’ success and satisfaction can lead to strong customer retention and high lifetime customer value.

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

Internet Media Companies. We compete with large Internet media companies, including AOL, Google, MSN, and Yahoo! for residential real estate professionals’ marketing dollars.

Online Companies Focused on Residential Real Estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include Homes.com and Trader Publishing, Classified Ventures and HomeGain, RealEstateABC of InternetBrands, Reply.com, Zillow, Realtor.com, HomeStore and Move.com, and IAC/InterActiveCorp, which includes Domania.com, ServiceMagic and RealEstate.com. All of these companies have established web sites and compete or may compete for real estate professionals’ advertising expenditures. In addition, several entities present an automated value model home estimator or homes for sale listings based on publicly available information, including Trulia and Zillow.

Traditional Real Estate Brokerage Firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms or other brokerage/franchise firms may become direct competitors. A significant percentage of residential real estate agents are affiliated with large national or regional brokerage firms.

Discounted and Non-Traditional Real Estate Brokerage Firms. Some companies have extended their focus on online consumers to “discount” and “non-traditional” real estate brokerages. Companies such as Redfin, ZipRealty, and others offer similar consumer information services as well as discounted transaction fees to home buyers and sellers. While more directly competitive with traditional brokerage firms, these companies compete with us for the online consumers. Additionally, services such as ForSaleByOwner.com, FSBO.com, MLS4Owners.com, and LetsGoFizbo.com offer home sellers relatively low and often fixed fee services that compete with the traditional real estate brokerage firms and their agents, including those in our customer base.

Technology and Infrastructure

We have built and acquired proprietary, feature-rich systems to interact with consumers, provide our suite of services to real estate professionals and manage our business.

RealtyGenerator, Team Leader and Growth Leader. These Vision-based products include web sites that we create on behalf of our real estate professional customers to enable consumers to research home listings and comprehensive neighborhood information online. These web sites are tightly integrated with our Vision CRM tool. We have built systems to deliver web site traffic to our customers and consider our advertising capabilities to be a key competitive advantage. We also provide our real estate professional customers with marketing materials, training and support. Our development of new services on the Vision platform is expected to be more efficient than enhancement to our original Market Leader CRM. We have focused our ongoing development efforts on the Vision products, which we expect will drive the majority of our revenue by the end of 2009.

HouseValues.com and JustListed.com. These web sites, in combination with our lead management system, interact with thousands of Internet-enabled consumers every day and automatically distribute leads from prospective home buyers and sellers to agent customers. We have built tracking and testing systems into HouseValues.com and JustListed.com so that we can monitor visitor conversion metrics. Our development of a new lead routing system in 2008 improved lead monetization by delivering some of the JustListed inquiries that were previously un-monetized to RealtyGenerator customers.

HomePages.com. This web site enables consumers to research home listings and comprehensive neighborhood information online. We have built systems to deliver advertising impressions and featured homes listings to consumers on behalf of agents subscribing to our HomePages Showcase marketing package.

Market Leader CRM. This product is an online prospect management system through which we distribute leads from prospective home buyers and sellers to agent customers and that helps our customers manage and cultivate those leads.

Traffic Routing and Lead Management Systems. Our traffic routing and lead management systems are geography-targeted, business-rule driven systems that enable us to manage traffic and lead flow and to optimize monetization across our agent and broker customer base. For example, an upgrade to the traffic router in 2008 enables us to route inquiries generated on our JustListed.com website to our RealtyGenerator customers, dependent on customer needs. Our traffic routing and lead management systems manage and distribute leads from our HouseValues and JustListed web sites as well as traffic and leads sourced through affiliates or to wholesale customers.

Our systems are hosted in co-location facilities in Kent, Washington and Englewood, Colorado. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, and confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements. We currently have eleven trademarks registered in the United States and Canada and applications for additional trademarks are pending in the United States and Canada for our product names and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our web sites and our proprietary technologies although to date we have not registered for copyright protection. We currently have four applications for patents pending. We have also registered numerous Internet domain names related to our business in order to protect our proprietary interests.

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

Employees

As of December 31, 2008, we had 160 employees located at our corporate headquarters in Kirkland, Washington.

None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Available Information

Our financial statements for the three years ended December 31, 2008, are included in Item 8 of this report. Our Internet address is www.marketleader.com. On the “Investor Relations” section of our web site, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our web site is not a part of this or any other report filed with or furnished to the SEC. In addition, our filings are available at the SEC’s web site (www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

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

We have reported net losses for the past three years. Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer acquisition and retention, the cyclical nature of the real estate industry, and other factors outside of our control. In addition, our expenses and revenues may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. Our reported net losses have included significant impairment charges due in part to the decline in our business and our lower market capitalization.

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

Our operating results may be adversely affected by the cyclical nature of the real estate industry.

Our business is dependent on the health of the residential real estate industry. The residential real estate market historically has been subject to economic cycles. An economic slowdown or recession, adverse tax policies, lower availability of credit, increased interest rates, or other factors that impact consumer confidence could decrease demand for residential real estate. For example, our revenues have declined over the past two years due in part to the national downturn in the real estate industry, including a decrease in the number of real estate professionals, and the economic slowdown. Trends in the real estate industry are unpredictable; therefore, our operating results, to the extent they reflect changes in the broader real estate industry, may continue to be subject to significant fluctuations.

We may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. All of our services, including online lead generation, online prospect management, online real estate portal content and advertising, and customer coaching and training, are provided in part or in combination by other companies. One or more of these companies, or a new market entrant, could adopt a business model that competes directly with us, which could have an adverse impact on our business and operating results.

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

Internet Media Companies. We compete with large Internet media companies, such as AOL, Google, MSN and Yahoo! for real estate professionals’ marketing dollars. Some of the large Internet media companies are currently developing enhanced search products, including search products that would allow a user to find real estate related search results in a specific city or geographic area. If their existing or new products become a cost-effective way for real estate professionals to generate leads, these products may become an attractive alternative to our services, which could decrease demand for our services or increase our online advertising costs. Additionally, these companies, on which we rely in part for our own advertising and lead generation needs, may develop or acquire products and services that compete directly with our services.

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

Traditional Real Estate Brokerage Firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms and other brokerage/franchise firms may become direct competitors. A significant percentage of residential real estate professionals are affiliated with large national or regional brokerage firms. If brokerage firms decide to provide their agents with a service offering or suite of service offerings similar to ours at a lower cost or free of charge, or if they attempt to restrict the ability of their agents to use our services, demand for our services by real estate professionals could decrease.

Discounted and Non-Traditional Real Estate Brokerage Firms. Some companies have extended their focus on online consumers to “discount” and “non-traditional” real estate brokerages. Companies such as Redfin, ZipRealty, and others offer similar consumer information services as well as discounted transaction fees to home buyers and sellers. While more directly competitive with traditional brokerage firms, these companies compete with us for the online consumers. Additionally, services such as ForSaleByOwner.com, FSBO.com, MLS4Owners.com, and LetsGoFizbo.com offer home sellers relatively low and often fixed fee services that compete with the traditional real estate brokerage firms and their agents, including those in our customer base. Success of these discounted and non-traditional brokerages could reduce traditional real estate professionals that we believe represent the majority of our customer base. Therefore, demand for our services by real estate professionals could decrease.

Many of our existing and potential competitors have longer operating histories, greater name recognition, greater technological capabilities or greater financial, sales, marketing and human resources than we do. These competitors could do any of the following, which could adversely impact our business and operating results:

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

Any efforts to expand into new lines of business and offer new products may not be successful, or may take longer than expected to complete.

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

In November 2007, we acquired substantially all of the assets of Realty Generator. Realty Generator provided services to real estate brokers, including a web site, a proprietary customer relationship management tool that enables communication with prospective customers, past clients and local real estate professionals, marketing materials and dedicated training and account management support. The systems are integrated such that the leads generated from the web site traffic are distributed to the agent teams, allowing brokers to monitor agent follow-through. We cannot assure you that the Realty Generator acquisition or any new products or other expansion efforts will be successful.

Any failure to increase the number of our customers would harm our business.

Growth of our business depends in large part on increasing the number of our customers. However, prospective customers may not be familiar with our services and may be accustomed to using traditional methods of advertising and marketing. To attract more customers, we must convince real estate professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire customers or that we will be able to acquire them at the same rate that we have historically. If we reach the point at which we have attempted to sell our services to the majority of residential real estate professionals, our ability to further increase the number of customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate professionals that are actively engaged in the industry during any particular period and media reports indicate that the total number of real estate professionals are expected to decline because of negative trends in the real estate industry.

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

We cannot accurately predict how long real estate professionals will remain customers. We have experienced a decreased rate of customer retention since 2006, and if our retention rate continues to decline, our revenue will further decline and our business will suffer.

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

We may be required to take an impairment charge for goodwill or other long-lived asset, which could adversely impact our results of operations.

We have acquired certain portions of our business through acquisitions and may continue to pursue acquisitions of other companies as part of our long-term business strategy. In connection with prior acquisitions, we have accounted for the portion of the purchase price paid in excess of the fair value of the net assets acquired as goodwill and may be required to do so for future acquisitions. Additionally, we have invested in other long-lived assets designed to enhance our product offerings or assist in achieving our business plan for our company.

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible and fixed assets are amortized or depreciated over the life of the asset. Our common stock has recently been trading below our book value per share. As a result, we recorded an impairment charge to goodwill of $4.9 million in 2008 and we expect to conduct further impairment reviews. If, as a result of our periodic review and evaluation of our goodwill and other long-lived assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our assets, we may be required to take additional impairment charges. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges.

While we have a plan to restore our business fundamentals to levels that would support our book value per share, we have no assurance that the plan will be achieved or that the market price of our common stock will increase to such levels in the foreseeable future. In that event, we may be required to take an impairment charge to the extent the carrying value of our net assets, including goodwill, exceed the fair value of our overall business, which could adversely impact our results of operations.

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

We may invest our cash in securities that are affected by adverse market conditions. Current market conditions and lack of investor confidence have led to reduced liquidity in securities that had previously been viewed as more liquid. As a result, our investments may decline in value, or we may not be able to access our cash equivalents or short-term investments when needed for strategic investment purposes or for operations and capital expenditures. Loss of cash value and inability to access funds would harm our business.

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

We were formed in May 1999 and have a limited history upon which to evaluate our operations and future prospects. There is little significant historical basis to assess how we will adapt our business model to competitive, economic or technological challenges. The ongoing downturn in the real estate markets provides some indication that our business may follow cyclical trends. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the earlier stages of development.

The success of our business model depends on our ability to attract new and retain existing customers and to efficiently generate traffic and leads. Any failure to execute this strategy could harm our business. Our business model is relatively new and is still evolving. Further, because our newer Vision-based products allow customers to adjust their advertising expenditure as business needs dictate, our revenue may become more variable. Additionally, because the margin on advertising revenue is less than that of software subscriptions, overall margins may be more variable and lower depending upon the mix of advertising revenue.

We may have to increase our expenses as we seek to expand our business and diversify our product mix. We cannot assure you that our strategies to return to growth will be successful or that we will return to profitability on a quarterly or annual basis.

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

Our HomePages, JustListed, Growth Leader, Team Leader and RealtyGenerator products rely on information from real estate multiple listing services provided by third parties that we do not control.

Our HomePages web site and the web sites we provide to our Growth Leader agent customers and our RealtyGenerator broker customers combine aerial maps and for sale home listings, including listings in most of the major metropolitan markets in the United States. In addition, in selected markets, including most of the major metropolitan markets in the United States, we provide JustListed, Growth Leader, Team Leader, and RealtyGenerator customers with a feature that allows them to automatically email their prospective clients information about newly available homes that meet the prospective clients’ criteria. The for sale home listings information provided by our web sites and the automated email feature of services are supplied only in markets in which we or our broker customers have a relationship with the local multiple listing service (MLS), and in some cases, additionally with the agents’ real estate broker. Listings must be sent manually by an agent customer in markets in which we do not have MLS relationships. Our agreements with MLSs to display property listings have short terms, or can be terminated by the MLSs, or, in some cases, the broker, with little notice. The success of our HomePages web site depends substantially on our continued ability to provide for sale home listings to consumers and to expand listings in markets in which it is not currently available. Our JustListed service depends in part on our continued ability to provide customers with an automated listing email tool and our ability to expand listings in markets in which it is not currently available. Our Growth Leader, Team Leader, and RealtyGenerator services depend on our ability to leverage our customers’ access to MLS data. Our inability to supply this information will harm our business and operating results.

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

We rely on real estate professionals who are our customers of our JustListed and HouseValues products to promote our brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our Market Leader system to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

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

We rely on various marketing channels, such as email and other means of electronic and telephonic communication, to reach real estate professionals and prospective home buyers and sellers and other consumers. The laws governing marketing and advertising continue to evolve and we may be subject to restrictions that limit our ability to continue to operate or expand our business and could result in legal claims or government action. For example, a federal statute places restrictions on unsolicited commercial email, commonly known as “spam,” and imposes obligations upon senders of commercial email. Additionally, state laws governing falsity or deception with regard to email apply in addition to the federal statute. These federal and state laws impose significant civil and criminal penalties for violations. As the interpretation and enforcement of these laws evolve, they may impose burdens on our email marketing practices and affect features of our Customer Relationship Management systems and other services we offer or may offer. In addition, federal and state statutes prohibiting false or deceptive acts in commerce apply to Internet advertising, and some states have passed legislation regulating Internet advertising. The requirements of some of these laws, and their interpretation and enforcement by governmental authorities, are not clear and uniform. These laws may adversely affect our ability to market our services to real estate industry participants in a cost-effective manner and the violation of these laws may result in enforcement actions and penalties or damage our reputation.

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

Several payment card brands and an independent standards body have adopted security standards, compliance with which is required of all merchants and service providers that process, transmit or store certain types of personal information pertaining to credit card holders. If Market Leader fails to comply with these standards, it could be subject to fines and its ability to accept some or all credit cards could be restricted or suspended. Any such suspension or restriction would significantly affect our ability to collect fees from our customers, many of whom pay with a credit card. This would result in harm to our business.

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

To pursue our current and future business plans, we may choose to seek additional funding through public or private financings, including equity financings, and through other arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. As a result, we may be unable to obtain financing and may be required to delay, scale back or eliminate expenditures for future strategic initiatives, operations or capital expenditures. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced and these securities might have rights superior to those of our common stock.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “LEDR.” The following table shows the high and low sales prices for our common stock as reported by The Nasdaq Global Select Market for the periods indicated.

Year	High	Low
Fiscal 2007 (ended December 31, 2007)
First Quarter	$5.89	$4.37
Second Quarter	5.10	4.12
Third Quarter	4.85	3.55
Fourth Quarter	4.10	2.66
Fiscal 2008 (ended December 31, 2008)
First Quarter	$3.50	$2.35
Second Quarter	3.22	2.26
Third Quarter	3.00	2.47
Fourth Quarter	2.80	1.50

Stock Price Performance Graph

The following graph shows the total shareholder return from an investment of $100 in cash on December 10, 2004 (the date on which our common stock was first traded on The Nasdaq Stock Market) through December 31, 2008 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Russell 2000 Index. All values assume reinvestment of the full amount of all dividends. Please note that historic stock price performance is not necessarily indicative of future stock price performance.

Holders

At March 2, 2009 there were approximately 23 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have not paid cash dividends since 2003 when we were a private company. We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Stock Repurchases by Market Leader

The information required by this Item regarding repurchases of our common stock during the fourth quarter of 2008 is contained in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Purchase and Retirement of Common Stock.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item is contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Use of Proceeds

On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through December 31, 2008, we have used approximately $41.8 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in money market funds that invest in high quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations, U.S. Treasury Securities and FDIC-insured certificates of deposit. Substantially all of our money market funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008 for investments in money market funds as of September 19, 2008. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Continuing Operations Data, in thousands:
Revenues	$38,368	$59,808	$85,824	$79,088	$47,691
Expenses:
Sales and marketing	24,978	39,453	55,476	40,449	22,753
Technology and product development	6,409	9,114	11,375	7,118	3,877
General and administrative	9,245	12,166	12,305	9,112	7,907
Gain on sale of fixed assets	(791)	—	—	—	—
Impairment of goodwill and long-lived assets	4,883	6,116	—	—	—
Depreciation and amortization of property and equipment	4,046	5,634	5,177	1,891	950
Amortization of acquired intangible assets	1,929	760	564	647	895

Total expenses	50,699	73,243	84,897	59,217	36,382

(Loss) income from operations	(12,331)	(13,435)	927	19,871	11,309
Equity in loss of unconsolidated subsidiary	(2,004)	(162)	—	—	—
Interest income and expense, net	1,225	2,982	2,653	1,874	199

(Loss) income before income tax expense	(13,110)	(10,615)	3,580	21,745	11,508
Income tax expense	9	1,954	252	7,077	4,050

Net (loss) income from continuing operations	$(13,119)	$(12,569)	$3,328	$14,668	$7,458

Per Share Data:
Net (loss) income per share from continuing operations:
Basic	$(0.54)	$(0.51)	$0.13	$0.58	$0.39

Diluted	$(0.54)	$(0.51)	$0.13	$0.53	$0.34

Cash dividends	$—	$—	$—	$—	$—

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,648	$62,850	$77,776	$84,874	$74,878
Working capital	55,932	57,824	70,963	75,207	69,376
Total assets	69,424	84,983	101,362	111,591	84,564
Total liabilities	4,580	8,545	15,709	17,527	9,964
Total shareholders’ equity	$64,844	$76,438	$85,653	$94,064	$74,600

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect our actual results include, but are not limited, to our ability to retain and increase our customer base, to respond to competitive threats and real estate market conditions, to manage lead generation and other costs, to develop new products, to expand into new lines of business, and those discussed in “Risk Factors” contained in Item 1A. of this Annual Report and in our other SEC filings. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Market Leader provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator in internet-based marketing services for real estate professionals since the company’s inception in 1999. We recently began to shift our business model from its original lead generation model and toward offerings that combine software-as-a-service with access to industry-leading media buying and lead generation services. Traditional lead generation products continued to account for the majority of customer relationships and revenue in 2008.

In November 2008 we introduced Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team Leader. Together with RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these product offerings constitute the new products that support the shift in our business model. These products feature Vision, a personalized website and proprietary customer relationship management tool for real estate agents, and include access to industry-leading media buying and lead generation services to help them attract new clients and promote themselves throughout their community.

Additionally, Market Leader provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our nationwide consumer web sites include: JustListed.com, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes; and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes. Our new family of products also provides consumers with free access to similar information through localized web sites that we operate on behalf of our real estate professional customers.

How We Generate Revenues

We generate the majority of our revenues from the services we provide to real estate agents and brokers.

Growth Leader, Team Leader, and Realty Generator: We charge real estate professionals a one-time set-up fee and a monthly fixed fee for services, which include a personalized web site, the Vision CRM tool, marketing materials, training and support. We also generate revenue by placing online advertising for our real estate professional customers, to drive traffic and leads to their web site. We acquired the RealtyGenerator product in November 2007 and launched the Growth Leader and Team Leader products in late 2008.

HouseValues: We charge real estate agents a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive leads on prospective home sellers, the Market Leader CRM tool, training and coaching programs.

JustListed: Like the HouseValues’ product, we charge real estate agents a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive leads on prospective home buyers, the Market Leader CRM tool, training and coaching programs.

HomePages/Showcase: We charged a monthly fixed fee for Showcase, an online marketing subscription to real estate professionals that allowed them to feature selected listings on our HomePages web site.

We generally provide our services under terms of a one-year agreement that then continues on a month-to-month basis until terminated. Growth Leader customers have the option of selecting agreements with a short-term commitment and higher monthly fees.

All initial set-up fees are recognized as revenue on a pro rata basis over the estimated customer life or the life of the contract, whichever is longer. The remainder of our revenue is derived from monthly fees for stand-alone use of our Market Leader CRM system, advertising income and other marketing services, sales of excess leads and traffic, and the collection of contract termination fees, none of which materially affects our operating results. These sources of revenues in the aggregate were less than 5% of our revenues for all annual periods presented in this Annual Report on Form 10-K.

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

The Impact of Seasonality and Cyclicality

The residential real estate and advertising markets are influenced by seasonality as well as overall economic cycles.

Seasonality

While individual geographic markets vary, real estate transaction activity tends to progressively increase from January through the summer months, and then gradually slows over the last quarter of the calendar year. As a result, we may experience slower lead generation and customer adoption toward the end of the year. We are also subject to seasonal fluctuations in advertising rates and lead generation. Television advertising costs are generally more expensive in the second and fourth calendar quarters in connection with network premieres and finales and the holiday season.

Cyclicality

The success of our business depends on the health of the residential real estate market, which historically has been subject to economic cycles. Following a period of sustained growth, the residential real estate market has entered a down cycle. Housing prices have declined and residential real estate transactions have slowed significantly in major markets that are important to our business.

Typically, during downturns in housing markets, demand for residential real estate decreases and demand for the services of real estate professionals similarly decreases. In these markets, the number of real estate professionals may decline significantly as less successful agents and brokers leave the profession and fewer people seek to become real estate professionals. A decline in the number of customers or a decrease in the amount they wish to spend on services such as ours will negatively impact our revenue and increase our customer acquisition costs. In addition, the decline in the demand for housing could increase our lead generation costs and adversely impact our margins.

Trends in the real estate market are unpredictable; therefore our operating results, to the extent they reflect changes in the broader real estate industry, may be subject to significant fluctuation.

Current Year Overview

Revenue from continuing operations was $38.4 million for the year, a 36% decline compared to 2007. Revenue decreased in 2008 due primarily to a 32% decrease in average customer count and a 5% decrease in average revenue per customer. The related declines in revenue were partially offset by the addition of RealtyGenerator revenues which were $5.7 million in 2008 compared to $0.9 million in 2007.

We incurred a net loss from continuing operations of $13.1 million for the year compared to net loss from continuing operations of $12.6 million in 2007. Our net loss from continuing operations in 2008 includes noncash charges of $4.9 million related to the full impairment of goodwill and $1.3 million related to the “other-than-temporary” impairment of our investment in ActiveRain. Our net loss from continuing operations in 2007 includes noncash charges of $6.1 million related to our write-down of goodwill and long-lived assets and $3.1 million related to the application of a full valuation allowance to our net deferred tax assets. These charges in 2007 and 2008 reflect our history of operating losses, difficult market conditions in the residential real estate market that impacts our near term forecasted operations and cash flows, and the decline in our stock price. See further discussion of these items in Note 3, 8, 10 and 13 of the Notes to Consolidated Financial Statements.

Our operating results for the year continue to reflect the broader real estate market conditions, which remain challenging and we expect will be further affected by crisis conditions in the global banking, credit and mortgage-lending markets. We believe these broader economic trends negatively impact consumers’ ability and willingness to engage in real estate transactions, the commissions earned by real estate professionals, and the marketing investments that they are able and willing to make.

Over the past several quarters, we have adapted to changing market conditions by better aligning expenses with expected revenue in an effort to avoid non-strategic use of cash. We believe that selective acquisitions, share repurchases and continued investments in our business can all potentially be strategic uses of cash. Because we cannot be certain of the depth and duration of the downturn amid the unprecedented economic uncertainty we are facing in at least the near-term, we believe that cash has significant option value, and preserving that value will continue to be prudent until we have greater visibility in the economy and our business. That said, we believe that the potential benefits of investment in the business have been enhanced by our recent introduction of innovative products, and we expect to gain share of mind and market by beginning to present our new solutions ahead of the inflection point of the real estate industry downturn.

Significant Business Developments

The following significant business developments affect the comparability of our financial statements:

Purchase of Realty Generator. On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity for approximately $11.2 million in cash and assumed liabilities, including incentives based on the post-acquisition performance of the acquired assets. We accounted for this acquisition as a business combination and have included Realty Generator’s results of operations from the transaction date forward.

Investment in ActiveRain. On November 16, 2007, we acquired 32.4% of the outstanding voting stock of ActiveRain Real Estate Network for $2.75 million. During September 2008 ActiveRain’s redemption of founder shares increased our ownership percentage to 33.3%. ActiveRain is a professional community and social networking platform serving the real estate community. ActiveRain has grown its membership over the past two years to more than 135,000 real estate professionals. Our investment in ActiveRain is recorded using the equity method of accounting which requires that we record our proportionate share of their net loss adjusted for any difference between our cost and the underlying equity in their net assets at the acquisition date.

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

In January 2008, we terminated our lease for the Yakima facility and in a related transaction, assigned our purchase option for the Yakima facility and its remaining assets to a third party for net cash of $1.2 million. We recorded a gain of $0.8 million on this transaction in the first quarter of 2008.

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

Results of Operations

Our discussion of operating results addresses results from continuing operations. Our former mortgage business is presented in our financial statements as discontinued operations. The following table presents our historical operating results for continuing operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Revenues	100%	100%	100%
Expenses:
Sales and marketing	65	66	65
Technology and product development	17	15	13
General and administrative	24	20	14
Gain on sale of fixed assets	(2)	—	—
Impairment of goodwill and long-lived assets	13	10	—
Depreciation and amortization of property and equipment	11	10	6
Amortization of acquired intangible assets	5	1	1

Total expenses	132	122	99

(Loss) income from continuing operations	(32)	(22)	1
Equity in loss of unconsolidated subsidiary	(5)	—	—
Interest income and expense, net	3	5	3
Income tax expense	—	4	—

Net (loss) income from continuing operations	(34%)	(21%)	4%

Comparison of Years Ended December 31, 2008 and December 31, 2007

Revenues

	Years Ended December 31,
	2008	2007	Decrease	Percent Change
	(dollars in thousands)
Revenues	$38,368	$59,808	$(21,440)	(36%)

2008 revenues decreased 36% from last year. Our average customer count decreased by 32% and our average revenue per customer declined by 5%. The cyclical downturn in the real estate industry, reflected in significant declines in existing home sales as well as housing prices over the past two years, has caused double-digit declines in the total amount of real estate commissions earned for the third year in a row according to Real Trends. We believe this downturn has negatively impacted the ability of real estate professionals to pay for marketing services and other lead generation costs, which has resulted in lower customer acquisition this year and a continued decline in our customer base. We nonetheless improved our customer retention rates in 2008 compared to 2007 rates by working with customers to manage, and in many cases, reduce their monthly marketing commitment, which has resulted in lower average revenue per customer.

The revenue decline was partially offset by the increased contribution from our RealtyGenerator product revenue which was $5.7 million in 2008 and $0.9 million for the two months that we had the product in 2007. Consistent with our goal of growing the product revenue, we added sales resources dedicated to RealtyGenerator in 2008, and despite difficult market conditions, increased revenue from this product by 4% in 2008 compared to the pro forma full–year revenue amount of $5.5 million in 2007.

More detailed information about the sequential change in customers and average revenue per customer is included in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

In 2009, we anticipate that revenues from our new Vision family of products — RealtyGenerator, Team Leader and Growth Leader — will become an increasing part of our revenue base. Based on our experience with the RealtyGenerator product, we believe these additional product offerings will help us to achieve better customer retention rates and improved operating results over time. However, we expect the ongoing challenges in the real estate market, as well as the broader negative economic trends will continue to impact real estate professionals and their ability to fund marketing expenditures. Therefore, we expect our current revenue trend to continue for at least the first half of 2009. Given the expected shift in our product mix and lower customer base, we expect that the quarterly declines will moderate later in the year and this will create an opportunity for us to build on this baseline and return the business to growth as economic conditions improve.

Sales and Marketing

	Years Ended December 31,
	2008	2007	Decrease	Percent Change
	(dollars in thousands)
Sales and marketing expense	$24,978	$39,453	$(14,475)	(37%)

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include credit card fees and corporate marketing and communications expenses.

Sales and marketing expense decreased in absolute dollars and decreased slightly as a percentage of revenue during 2008 when compared to 2007, primarily due to reduced advertising costs (lead and traffic generation costs), as well as a reduction in payroll and related costs. The decrease in advertising costs was consistent with our decrease in revenues and remained consistent as a percentage of revenue in 2008 compared to 2007. Payroll and related costs decreased in 2008 due to decreased average headcount, as we realigned our cost structure to our projected revenues. Sales and marketing headcount decreased to 110 at December 31, 2008, which compares to 153 at December 31, 2007.

In 2009, we expect sales and marketing expense to decrease due to a lower advertising expense consistent with reduced revenue and because of lower average staffing levels compared to 2008. Given the expected shift in our product mix to our Vision-based products, we anticipate advertising costs will become an increased percentage of revenue, driving an overall increase in sales and marketing expenses as a percentage of revenue during 2009.

Technology and Product Development

	Years Ended December 31,
	2008	2007	Decrease	Percent Change
	(dollars in thousands)
Technology and product development expense	$6,409	$9,114	$(2,705)	(30%)

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services. Also included are license fees, maintenance costs, Internet and phone connectivity and hosting costs.

Technology and product development expense decreased in absolute dollars for 2008 as compared to 2007, as we reduced the number of employees to bring our cost structure into alignment with our decreasing revenues. In addition, communications and connectivity expenses decreased due to the closure of Yakima office during 2007. Technology and product development headcount decreased to 28 at December 31, 2008, which compares to 41 at December 31, 2007. Despite the decline in absolute dollars, these costs increased as a percentage of revenue due to the year-over-year decline in revenues.

In 2009, we expect the level of technology and product development costs to remain fairly consistent with the quarterly average in 2008, but to increase as a percentage of lower revenue, as we continue to build out the infrastructure and enhance our new Vision-based products and to develop new product offerings on the Vision platform.

General and Administrative

	Years Ended December 31,
	2008	2007	Decrease	Percent Change
	(dollars in thousands)
General and administrative expense	$9,245	$12,166	$(2,921)	(24%)

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources personnel. These costs also include audit and legal fees, business consulting fees, business insurance premiums, rent and related expenses.

General and administrative expenses decreased as we reduced the number of employees and reduced other expenses such as facility costs, recruiting and business insurance to bring our cost structure into alignment with our decreasing revenues. Despite the decline in absolute dollars, these costs increased as a percentage of revenue due to the year-over-year decline in revenues. Headcount decreased to 22 at December 31, 2008 from 32 at December 31, 2007.

In 2009, we expect general and administrative expenses to decrease modestly in total dollars as we manage operational costs, but to increase as a percentage of revenue on lower expected revenues.

Impairment of Goodwill and Long-Lived Assets

Based on our history of operating losses and the decline in the economy and in the market value of our common stock, we evaluated the recoverability of our goodwill and long-lived assets and assessed potential impairment using market prices and other available information. As a result we recorded an impairment charge to goodwill of $4.9 million.

During 2007, we evaluated the recoverability of our goodwill and long-lived assets and assessed potential impairment using similar market information as in 2008. As a result we recorded an impairment charge to goodwill of $3.6 million and an impairment charge of $0.8 million related to other long-lived assets. In addition, during the year we determined that certain internally developed software projects had limited future benefits, resulting in impairment charges totaling $0.6 million.

In July 2007, we closed our satellite sales and service center in Yakima, Washington, and recognized an impairment charge of $1.2 million to reduce the related leasehold improvements to their estimated fair value less selling costs.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased year-over-year primarily due to the lower asset values resulting from impairment charges taken against our capital assets during 2007 and the closure of our Yakima facility during the third quarter of 2007.

We expect a net decrease in depreciation expense in 2009 because a portion of our asset base becomes fully depreciated, which is expected to more than offset depreciation for new additions.

Amortization of Acquired Intangible Assets

Amortization of intangible assets increased for 2008 when compared to 2007, due to the new intangible assets related to the Realty Generator acquisition in the fourth quarter of 2007.

Equity in Loss of Unconsolidated Subsidiary

Our equity in the losses of ActiveRain increased in 2008 when compared to 2007, primarily due to the partial year of ownership in 2007, as well as an impairment charge of $1.3 million that was recorded in 2008. The other-than-temporary impairment was the result of an evaluation of the estimated fair value of our investment at December 31, 2008 that indicated a fair value that was less than its carrying value, and that the impairment was other than temporary.

Interest Income and expense, net

Interest income decreased in 2008 when compared to 2007 due to decreased rates of return on investments as well as a reduction in the amount of cash, cash equivalents and short-term investments held. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. At December 31, 2008, we held $58.6 million in cash, cash equivalents and short-term investments, compared to $62.9 million in cash, cash equivalents and short-term investments at December 31, 2007.

Income Taxes

Our effective tax rate for continuing operations was essentially nil for 2008, compared to (18.4%) for 2007. Our effective tax rate was negative in 2007 due to our establishment of a valuation allowance for our deferred tax assets at December 31, 2007.

Substantially all of our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. We believe that based on the decline in the national real estate market, our recent history of operating losses and the lack of carryback periods, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. Accordingly, a full valuation allowance has been recorded against our deferred tax assets.

Comparison of Years Ended December 31, 2007 and December 31, 2006

The following discussion of operating results addresses results from continuing operations. Our former mortgage business is presented in our financial statements as discontinued operations.

Revenues

	Years Ended December 31,
	2007	2006	Decrease	Percent Change
	(dollars in thousands)
Revenues	$59,808	$85,824	$(26,016)	(30%)

Overall, our revenues for 2007 decreased 30% from 2006. The decrease in revenues is due primarily to a 36% decrease in our average customer count and an 8% decline in average revenue per customer. These decreases were partially offset by the addition of RealtyGenerator revenue in the fourth quarter of 2007.

Sales and Marketing

	Years Ended December 31,
	2007	2006	Decrease	Percent Change
	(dollars in thousands)
Sales and marketing expense	$39,453	$55,476	$(16,023)	(29%)

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

Technology and Product Development

	Years Ended December 31,
	2007	2006	Decrease	Percent Change
	(dollars in thousands)
Technology and product development expense	$9,114	$11,375	$(2,261)	(20%)

Technology and product development expense decreased in absolute dollars but increased modestly as a percentage of revenue for 2007 as compared to 2006, as we reduced the number of employees and contractors to bring our cost structure into alignment with our decreasing revenues.

General and Administrative

	Years Ended December 31,
	2007	2006	Decrease	Percent Change
	(dollars in thousands)
General and administrative expense	$12,166	$12,305	$(139)	(1%)

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

Amortization of Acquired Intangible Assets

Amortization of intangible assets increased for 2007 when compared to 2006, due to the new intangible assets related to the Realty Generator acquisition in the fourth quarter of 2007. This increase was partially offset by the early retirement of a mapping technology asset in March 2007.

Interest Income and expense, net

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

Quarterly Consolidated Statements of Operations

The following tables present the unaudited operational data related to our continuing operations for the eight quarters ended December 31, 2008. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this filing. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
	(in thousands)
Continuing Operations Data, in thousands:
Revenues	$7,783	$9,258	$10,131	$11,196	$12,189	$13,797	$15,984	$17,838
Expenses:
Sales and marketing	5,464	5,842	6,242	7,430	7,879	8,946	10,241	12,387
Technology and product development	1,536	1,424	1,491	1,958	1,694	2,123	2,507	2,790
General and administrative	1,987	2,320	2,232	2,706	2,735	2,864	3,015	3,552
Impairment of goodwill and long-lived assets	4,883	—	—	—	4,916	1,200	—	—
Gain on sale of fixed assets	—	—	—	(791)	—	—	—	—
Depreciation and amortization of property and equipment	1,032	1,040	1,015	959	1,064	1,170	1,245	2,155
Amortization of acquired intangible assets	454	491	492	492	333	16	16	395

Total expenses	15,356	11,117	11,472	12,754	18,621	16,319	17,024	21,279

Loss from operations	(7,573)	(1,859)	(1,341)	(1,558)	(6,432)	(2,522)	(1,040)	(3,441)
Equity in loss of unconsolidated subsidiary	(1,461)	(207)	(185)	(151)	(162)	—	—	—
Interest income	128	289	289	519	762	883	751	586

Loss before income tax	(8,906)	(1,777)	(1,237)	(1,190)	(5,832)	(1,639)	(289)	(2,855)
Income tax (benefit) expense	(58)	31	34	2	4,041	(761)	(51)	(1,275)

Net loss from continuing operations	$(8,848)	$(1,808)	$(1,271)	$(1,192)	$(9,873)	$(878)	$(238)	$(1,580)

Net income (loss) from discontinued operations	$—	$—	$—	$—	$37	$74	$119	$(36)

Net loss	$(8,848)	$(1,808)	$(1,271)	$(1,192)	$(9,836)	$(804)	$(119)	$(1,616)

Net loss per share — basic
Net loss from continuing operations per share — basic	$(0.37)	$(0.07)	$(0.05)	$(0.05)	$(0.40)	$(0.04)	$(0.01)	$(0.06)
Net loss from discontinued operations per share — basic	$—	$—	$—	$—	$—	$—	$—	$—

Net loss per share — basic	$(0.37)	$(0.07)	$(0.05)	$(0.05)	$(0.40)	$(0.03)	$—	$(0.07)

Net loss per share — diluted
Net loss from continuing operations per share — diluted	$(0.37)	$(0.07)	$(0.05)	$(0.05)	$(0.40)	$(0.04)	$(0.01)	$(0.06)
Net (loss) income from discontinued operations per share — diluted	$—	$—	$—	$—	$—	$—	$—	$—

Net loss per share — diluted	$(0.37)	$(0.07)	$(0.05)	$(0.05)	$(0.40)	$(0.03)	$—	$(0.07)

Continuing Operations Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	70	63	62	66	65	65	64	69
Technology and product development	20	15	15	17	14	15	16	16
General and administrative	26	25	22	24	22	21	19	20
Impairment of goodwill and long-lived assets	63	—	—	—	40	9	—	—
Gain on sale of fixed assets	—	—	—	(7)	—	—	—	—
Depreciation and amortization of property and equipment	13	11	10	9	9	8	7	12
Amortization of acquired intangible assets	6	5	5	4	3	—	—	2

Total expenses	197	120	113	114	153	118	106	119

Loss from operations	(97)	(20)	(13)	(14)	(53)	(18)	(6)	(19)
Equity in loss of unconsolidated subsidiary	(19)	(2)	(2)	(1)	(1)	—	—	—
Interest income	2	3	3	5	6	6	5	3

Loss before income tax expense	(114)	(19)	(12)	(11)	(48)	(12)	(1)	(16)
Income tax (benefit) expense	1	(2)	(3)	—	33	(6)	—	(7)

Net loss from continuing operations	(114%)	(20%)	(13%)	(11%)	(81%)	(6%)	(1%)	(9%)

Comparison of the Quarters Ended December 31, 2008 and September 30, 2008

Revenue in the fourth quarter of 2008 decreased 16% from the third quarter of 2008. We experienced a 10% decrease in average core customer count during the fourth quarter, while average monthly revenue per core customer decreased 6%. More information about the sequential change in revenue and customers is included in the “Key Operational Metrics” section of Management’s Discussion and Analysis.

Fourth quarter 2008 sales and marketing expense decreased $0.4 million from the third quarter of 2008 but increased as a percentage of revenue. This decrease in expense primarily resulted from reduced online and television advertising in fourth quarter of 2008. Consumer lead generation costs are typically higher in the fourth quarter due to seasonal increases.

When comparing the fourth quarter of 2008 with the third quarter of 2008, technology and product development expense increased about $0.1 million and increased slightly as a percentage of revenue. The increase in expense was primarily due to work performed by outside vendors to evaluate and study possible enhancements to our current products.

Fourth quarter 2008 general and administrative expenses decreased about $0.3 million from the third quarter of 2008 and remained consistent as a percentage of revenue primarily due to reduced payroll and related costs.

During the fourth quarter of 2008, we evaluated the recoverability of our goodwill and long-lived assets and assessed potential impairment using market prices and other available information. As a result we recorded an impairment charge to goodwill of $4.9 million. See Note 10 of the Notes to Consolidated Financial Statements for further discussion.

During the fourth quarter of 2008, we assessed the fair value of our investment in ActiveRain and determined that it exceeded our carrying value at December 31, 2008 and as a result recorded a $1.3 million impairment charge. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

Key Operational Metrics

The following table presents operational data related to our real estate products for the eight quarters ended December 31, 2008:

	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$7,732	$9,181	$10,063	$11,118	$12,151	$13,756	$15,883	$17,748
Other revenues (2)	51	77	68	78	38	41	101	90

Total revenues	$7,783	$9,258	$10,131	$11,196	$12,189	$13,797	$15,984	$17,838
Real estate professional customers, end of period (3)	7,245	8,381	9,078	9,550	10,465	11,833	13,364	14,667
Average monthly retention rate (4)	92.2%	93.6%	93.6%	92.5%	91.4%	91.2%	91.4%	90.3%
Average real estate professional customers in the quarter (5)	7,813	8,730	9,314	10,008	11,149	12,599	14,016	15,209
Average monthly revenue per customer (6)	$330	$351	$360	$370	$363	$364	$378	$389

(1)

Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our HouseValues, JustListed, Growth Leader, Team Leader, RealtyGenerator, HomePages, and Market Leader CRM products.

(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings.

(3)

Real estate professional customers consist of real estate agents subscribing to our HouseValues, JustListed, Growth Leader, Team Leader, HomePages, and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product.

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

On a sequential quarter basis, our customer count decreased by 1,136 customers during the fourth quarter of 2008, compared to a decrease of 697 customers in the third quarter of 2008. For the fourth quarter of 2008, the number of cancelling customers increased slightly and customer additions decreased. Ending customers at December 31, 2008 decreased 31% compared to December 31, 2007.

It continued to be a challenging real estate market in the fourth quarter of 2008, which has been further complicated by broader economic conditions. We believe this trend impacts the investment in marketing that real estate professionals are willing to make, resulting in a slowing of new sales, as well as the possibility of lower retention rates. The average monthly retention rate for our customers was 92.2% for the fourth quarter of 2008, a lower rate than the third quarter of 2008 that we believe was driven by significant deterioration in the financial and credit markets. Due to the continued volatility of the real estate market and broader economic concerns, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the fourth quarter of 2008 decreased compared to the third quarter of 2008 primarily as a result of customers reducing their spend, as well as pricing adjustments made in response to the current market conditions. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we may generate from our operations. Our cash, cash equivalents and short-term investments totaled $58.6 million at December 31, 2008 as compared to $62.9 million at December 31, 2007.

Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. In the first quarter, we completed the liquidation of our investments in auction rate securities at par and invested the proceeds in money market funds that invest in high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Substantially all of our money market funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008. As of December 31, 2008, the company has invested in cash equivalents consisting of the money market funds mentioned previously and U. S. Treasury securities. Short-term investments are comprised of U. S. Treasury securities and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash provided by (used in) operating activities	$1,609	$(39)	$11,164
Cash provided by (used in) investing activities	14,179	(13,797)	(11,507)
Cash used in financing activities	(3,570)	(90)	(9,515)

Operating Activities

Net cash from operating activities consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes, gains on sales of fixed assets, equity in loss of our unconsolidated subsidiary, impairment of goodwill and long-lived assets and the effect of changes in working capital. Cash flow provided by operations increased $1.6 million in 2008 compared to 2007. This increase was primarily due to a decreased reduction in our current liabilities as compared to 2007, offset in part by an increase in our net loss after non-cash items.

Net cash provided by operating activities decreased $11.2 million in 2007 compared to 2006. This decrease was primarily due to an $8.2 million reduction in our current liabilities, as well as an increase in our net loss after non-cash items.

Investing Activities

Cash from investing activities for 2008 increased by $28.0 million compared to the same period last year. During 2008, we liquidated all of our short-term investments consisting of auction rate securities at par and invested the proceeds in money market funds. In fourth quarter of 2008 we invested $10.0 million in U.S. Treasury bills that are classified as short term investments and $1.0 million in FDIC-insured certificates of deposit. Also in 2008, we received proceeds of $1.2 million from the assignment of our purchase option for the Yakima facility and the transfer of all remaining assets in the facility. In 2007 we acquired a minority interest in ActiveRain for a cash payment of $2.8 million.

We made payments related to our acquisition of Realty Generator of approximately $0.9 million in 2008, compared to our initial acquisition payments, net of cash acquired, of $9.2 million in 2007. During 2009 we will pay the final quarterly payment of $0.2 million equal to 75% of Realty Generator’s earnings, as defined in the asset purchase agreement for the acquisition. We do not believe any further incentive payments will be required.

Cash used in investing activities for 2007 increased by $2.3 million compared to 2006. In the fourth quarter of 2007, we purchased Realty Generator and invested in ActiveRain for a total cash outlay of $12.0 million. These expenditures were partially offset by a decrease in our purchases of property and equipment of $4.9 million and the $3.8 million increase in net proceeds from the liquidation of our short-term investments.

Financing Activities

Cash used in financing activities increased by $3.5 million compared to the same period in 2007 primarily due to the repayment of an outstanding note for $1.6 million, the purchase of $2.0 million of our common stock compared to $1.0 million in 2007, and approximately $0.5 million in reduced proceeds for stock option exercises.

Cash used in financing activities for 2007 decreased $9.4 million compared to 2006 primarily because we paid $1.0 million for the purchase of our common stock in 2007, compared to $11.4 million in 2006.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. During 2008, we purchased and retired 821,957 shares for $2.0 million. The shares were purchased at an average price of $2.44 per share and represent approximately 3% of the shares outstanding at December 31, 2007. At December 31, 2008, 0.9 million shares remain available for purchase under the share repurchase program.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 — October 31, 2008	394,041	$2.37	394,041	955,373
November 1, 2008 — November 30, 2008	27,330	$2.47	27,330	928,043
December 1, 2008 — December 31, 2008	2,381	$1.74	—	928,043

Total	423,752	$2.37	421,371	928,043

(1)	During the period from October 1, 2008 to December 31, 2008, an aggregate of 2,381 shares of our common stock were tendered at $1.740 per share in satisfaction of employees’ income taxes upon the vesting of restricted stock. All of these shares were tendered in December 2008.

Contractual Obligations and Known Future Cash Requirements

The following table summarizes our contractual obligations at December 31, 2008 and the expected effect on our liquidity and cash flows. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period
	Total	Less Than 12 months	13–36 Months	37–60 Months	More Than 60 months
	(in thousands)
Purchase commitments	442	402	40	—	—
Operating lease obligations	1,625	793	832	—	—

	$2,067	$1,195	$872	$—	$—

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

Future Earn-out Payments related to the Acquisition of Realty Generator

We acquired substantially all of the assets of Realty Generator, LLC and a related entity for $10.2 million in cash and assumed liabilities, as well as contingent payments of $0.8 million based on the results of operations of the acquired assets. Future payments will be based on revenue goals through June 30, 2009 as well as the final quarterly payment of $0.2 million equal to 75% of earnings, as defined. As contingent consideration is earned, the amounts are recorded as goodwill.

Future Capital Requirements

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue trend, the level of our marketing and sales activities, the timing and extent of spending to support product development efforts, and the timing of introductions of new services and enhancements to existing services. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products, services or technologies, we may enter into these types of arrangements in the future. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us.

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

Business Combinations, Intangible Assets, and Goodwill

Valuation when acquired. We account for our business combinations using the purchase method of accounting, which requires that we record the assets acquired and liabilities assumed at their fair values on the date of acquisition. Significant judgment is used to estimate the fair values of the assets and liabilities acquired, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. In our 2007 acquisition of the assets of Realty Generator, we determined the fair value of various identifiable intangible assets, including trade name, customer lists and developed technology. We used factors such as market prices for similar assets and revenue estimates of customers acquired, adjusted for assumed attrition rates and estimated costs that would be incurred to generate revenue using the acquired developed technology and other assets. Our estimates of revenue and costs were based on historical data, internal estimates and a variety of external sources.

We record goodwill when the purchase price of an acquisition exceeds the fair value of the assets acquired less the liabilities assumed. In the 2007 acquisition of Realty Generator, we recorded goodwill at the time of acquisition, and increased our goodwill in 2008 based on the additional incentives earned based on the earnings of the acquired assets, as defined.

Ongoing reporting and impairment testing. Our intangible assets, other than goodwill, and other long-lived assets are amortized or depreciated over their estimated useful lives and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Further, we are required to evaluate goodwill annually for impairment and when circumstances indicate the carrying value of goodwill may not be recoverable. We conduct our annual test for impairment in the fourth quarter. The assessment of impairment of long-lived assets, including goodwill requires significant judgment to determine the number of reporting units, to estimate future cash flows, to use appropriate market value factors, to estimate the related asset lives and other assumptions as noted below. Changes in these estimates and assumptions can materially affect the fair value determination and potential goodwill impairment.

Results of impairment tests. We continue to face challenging real estate market conditions, which have been further impacted by the broader economic downturn. When the economic climate combined with a decline in our stock price at the end of the third quarter, we evaluated our goodwill for impairment, ahead of our normal timing for the annual test. At that time we determined there was no impairment. We also evaluated our long-lived assets for impairment, and consistent with the outcome of our goodwill assessment, determined that our long-lived assets were not impaired.

Based on continued difficult economic conditions, further significant decline in our stock price and other factors, we again evaluated goodwill for impairment in the fourth quarter of 2008 As a result, we recorded an impairment charge to goodwill of $4.9 million, representing a write off of the entire amount of our previously recorded goodwill. We also evaluated our long-lived assets for impairment and determined that we did not have an impairment charge related to our long-lived assets.

Our impairment analyses for goodwill were dependent on many variables. We determined the fair value of our net assets based on a combination of market and income approaches. Key assumptions used in the market approaches included the determination that we have a single reporting unit, the appropriate stock price to determine market value, use of control premium and determination of the appropriate control premium, determination of an appropriate set of comparable companies. Key assumptions in the income approach was based on a discounted case model, which included significant assumptions about our future revenues, expenses, target profitability rates, and determination of an appropriate discount rate. Due to current market conditions, greater weighting was attributed to the market approaches, which were weighted 70% while the income approach was weighted 30% in arriving at our determination of the fair value of our net assets.

Our impairment analyses for our long-lived assets other than goodwill included a number of key variables, included estimated future cash flows. We determined the fair value of our long-lived assets based on several key assumptions, including the determination that we have a single asset grouping, references to quoted market prices for similar assets, estimates of replacement cost, as well as assumptions about our future revenues, expenses, target profitability rates, and determination of an appropriate discount rate.

The complexities of the analyses used to assess impairment of our goodwill and long-lived assets do not permit a simplistic determination of the impact of changes in assumptions. We believe one of the most significant impacts of a change in the assumptions used in determining our goodwill impairment as of September 30, 2008 and December 31, 2008, related to our determination that we operate a single reporting unit. If we had determined that there were two or more reporting units, we may have determined that there had been an impairment of goodwill at September 30, 2008, or that there had been less than a full impairment charge to our goodwill as of December 31, 2008. This discussion is not intended to address all potential outcomes that could have resulted if we had used different assumptions to determine impairment of our goodwill and other long-lived assets given the number of assumptions used to make those determinations and the degree of sensitivity in the determination of fair value of the company and our assets and liabilities.

Although we have no goodwill remaining, we continue to carry approximately $8.6 million of long-lived assets as of December 31, 2008, and while we continue to depreciate these assets, at the same time, we continue to capitalize costs related to internally generated software and may acquire other capital assets. Factors that may require future assessments of impairment of our long-lived assets include, among others, deterioration of our estimate of future cash flows or lower customer retention rates than projected.

In 2007, we assessed the realizability of our goodwill and other long-lived assets based on our history of operating losses and the decline in the market value of our stock, particularly in the fourth quarter of 2007. As a result of these analyses, we recorded impairment charges totaling $6.1 million related to goodwill and other long-lived assets in 2007.

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

Minority Investment in Unconsolidated Subsidiary

Valuation when acquired. We paid $2.75 million for a minority interest in ActiveRain Real Estate Network during 2007. As there was a difference of $2.1 million between our cost and our share of the underlying equity in ActiveRain’s net assets, we were required to apply purchase accounting methodology to identify intangible assets and goodwill acquired. Significant judgment was used to estimate the fair values of the assets and liabilities acquired, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. We identified and assigned values to in-process research and development, developed technology, trade name and member base, in addition to goodwill.

Ongoing reporting and impairment testing. As our investment represents an ownership interest of 33%, a significant ownership interest, we apply the equity method of accounting. Therefore our investment represents our original investment and our proportionate share of their net loss, as adjusted for the impact of amortization or impairment of the identified intangible assets and goodwill.

Results of impairment tests. Our investment must also be periodically reviewed to determine whether the value of the investment may be impaired on an “other-than-temporary basis.” The determination of the fair value of this asset is dependent on material judgment and estimates, which as ActiveRain is a privately held company are based primarily on the income approach using management’s estimates of future cash flows. This analysis therefore includes the same significant assumptions used when we recorded our initial investment in ActiveRain, as well as the determination that impairment is other than temporary.

Our assessment of other than temporary impairment for our ActiveRain investment as of December 31, 2008 resulted in an impairment charge of $1.3 million to reduce the carrying value of our investment to our estimate of fair value, $0.6 million. The effect of a 10% change to the most significant variable, estimated future cash flows, would have changed our impairment charge by approximately $400k. We expect to continue to record our proportionate share of ActiveRain’s net losses in 2009, and do not expect to record future impairment losses in the near term due to the decreased carrying value of our investment.

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

At December 31, 2008, we have net deferred tax assets of $10.6 million, before reduction for our valuation allowance. We considered all available evidence to determine whether a valuation allowance was required for those assets, including the following factors: estimates regarding the timing and amount of the reversal of taxable temporary differences, taxable income in prior carryback years as permitted under tax law, historical taxable income, normalized for non-recurring items, expected future taxable income and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on our current projections of future operating profits, we continue to believe that it is not likely that we will be able to realize our deferred tax assets and continue to maintain a valuation allowance for the full amount of our net deferred tax assets at December 31, 2008.

Stock-Based Compensation

We recognize the fair value of stock-based compensation related to option grants using the Black-Scholes pricing model which requires the input of highly subjective assumptions, including estimating the stock option expected life and stock price volatility. Changes in any of these assumptions could materially impact the estimated fair value of options granted.

The following table illustrates the effect of changing these significant variables on the estimated fair value of our options. The following examples are hypothetical but representative of our option grants and their related fair values at December 31, 2008. In each analysis, the remaining variables are held constant. This illustration is not intended to provide a range of exposure or expected deviation.

Effect of a 10% change in our stock price volatility estimate:

	-10%	Current Volatility Estimate	+10%
Stock option volatility	42%	52%	62%
Estimated fair value	$0.86	$1.03	$1.18

Effect of a 1-year change in expected life of our stock options:

	-1 Year	Current Expected Life Estimate	+1 Year
Estimated option life	2.5 years	3.5 years	4.5 years
Estimated fair value	$0.87	$1.03	$1.16

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. SFAS 157 will apply prospectively to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as of the beginning of 2009 and applies to all other fair value measurements as of the beginning of 2008. The provisions of SFAS 157 adopted at the beginning of 2008 did not have a material impact on our financial position and results of operations. The primary items that would be affected by the remaining provisions of SFAS 157 are our goodwill impairment and long-lived asset impairment tests. While we are unable to forecast the amount of impairment charges that might be recognized in future periods, we do not expect SFAS 157 to materially change the fair value amounts that will be calculated in the future relative to the fair value amounts that would be calculated if SFAS 157 were not adopted.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 will have a material impact on our financial statements.

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

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 will not have a material impact on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Previously, we invested our funds in money market funds and auction rate securities. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. In the first quarter of 2008, we completed the liquidation of our investments in auction rate securities at par and invested the proceeds in money market funds that invest in high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Substantially all of our funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008 for investments in money market funds as of September 19, 2008. In the fourth quarter we invested $20 million in U.S. Treasury bills and $1 million in FDIC-insured certificates of deposit. Because of the current global economic crisis, we continue to evaluate the security of our investments and the institutions where we hold our investments.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company’s independent registered public accounting firm on accounting and financial disclosure matters within the three year period ended December 31, 2008.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures, were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), for us. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

KPMG, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which is included herein at page 40.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Market Leader, Inc.:

We have audited Market Leader, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Market Leader, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Market Leader, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Market Leader, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 13, 2009

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2008 that was not reported as required.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 28, 2009, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2008, our fiscal year end.

We have adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer or Controller, or persons performing similar functions. The code of ethics is available on the “Investor Relations-Corporate Governance” section of our Internet website at www.marketleader.com.

ITEM 11: EXECUTIVE COMPENSATION

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 28, 2009, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2008, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the “Equity Compensation Plan Information” below, the information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 28, 2009, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2008, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our equity compensation plans as of December 31, 2008:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,769,919	$3.13	1,089,717	(2)(3)
Equity compensation plans not approved by shareholders
Total	4,769,919	$3.13	1,089,717	(2)(3)

(1)	We have stock options outstanding under the 1999 Stock Option Plan as well as stock options and restricted stock units under the 2004 Equity Incentive Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004.

(2)	The 2004 Plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors. Effective January 1, 2009, an additional 700,000 shares have been authorized for issuance under the automatic annual increase provisions of the 2004 Plan.
(3)	Under the 2004 Plan, in addition to stock options and restricted stock units, we may grant restricted stock, stock appreciation rights, performance units, performance shares, and other stock based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 28, 2009, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2008, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 28, 2009, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2008, our fiscal year end.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Annual Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006 — page 76.

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
(File No. 000-51032).

3.1+	Amended and Restated Articles of Incorporation of the registrant, as amended to date.

3.2	Amended and Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 15, 2008 (File No. 000-51032).

10.1*	1999 Stock Incentive Plan, incorporated by reference from Registration No. 333-118740, Exhibit 10.1.

10.2*	2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1 filed on September 1, 2004 (Registration No. 333-118740).

10.3*

Employment Agreement by and between the registrant and Ian Morris, dated May 13, 2004, incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 filed on September 1, 2004 (Registration No. 333-118740).

10.4*

Incentive Stock Option Letter Agreement by and between the registrant and Ian Morris, dated May 13, 2004, incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1 filed on September 1, 2004 (Registration No. 333-118740).

10.5

Commercial Lease between the registrant and Kirkland 405 Corporate Center, dated October 26, 2004, incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1/A filed on November 4, 2004 (Registration No. 333-118740).

10.6*

Form of Standard Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 29, 2005 (File No. 000-51032).

Exhibit No.	Description
10.7*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Executive Officer, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 29, 2005 (File No. 000-51032).

10.8*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Options Granted to the Chief Operating Officer, Chief Financial Officer and General Counsel, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 29, 2005 (File No. 000-51032).

10.9*	Summary of HouseValues, Inc. 2008 Management Bonus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on May 8, 2008 (File No. 000-51032).

10.10*

Description of nonqualified stock option program for non-employee directors, incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 10, 2006 (File No. 000-51032).

10.11*

Employment Agreement by and between the registrant and R. Barry Allen, dated January 23, 2007, incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on March 5, 2007 (File No. 000-51032).

10.12*

Form of Restricted Stock Unit Award Agreement for HouseValues Executives under the HouseValues, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 7, 2007 (File No. 000-51032).

10.13*

Form of Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 10, 2006 (File No. 000-51032).

10.14*

Employment Agreement by and between the registrant and Jacqueline L. Davidson, dated February 19, 2008, incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on March 12, 2008 (File No. 000-51032).

10.15*

Employment Agreement by and between the registrant and Richard F. Goebel, dated July 6, 2007, incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed on March 12, 2008 (File No. 000-51032).

10.16*

Separation Agreement and Release by and between the registrant and Richard F. Goebel, dated January 23, 2008, incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on March 12, 2008 (File No. 000-51032).

10.17*

Separation Agreement and Release by and between the registrant and R. Barry Allen, dated March 7, 2008, incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed on March 12, 2008 (File No. 000-51032).

10.18*+	Employment Agreement by and between the registrant and Michael A. Nelson, dated May 14, 2008.

10.19*+	Form of Amendment Agreement by and between the registrant and Market Leader Executives.

21.1+	Subsidiaries of the registrant.

23.1+	Consent of KPMG LLP, independent registered public accounting firm.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit No.	Description
32.1+	Section 1350 Certification of Chief Executive Officer.

32.2+	Section 1350 Certification of Chief Financial Officer.

&	Pursuant to Item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 13th day of March 2009.

MARKET LEADER, INC.

By:	/s/ IAN MORRIS
Ian Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated below on the 13th day of March, 2009.

Signature	Title

/s/ FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Chairman of the Board and Director

/s/ IAN MORRIS Ian Morris	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JACQUELINE DAVIDSON Jacqueline Davidson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JON W. GACEK Jon W. Gacek	Director

/s/ NICOLAS J. HANAUER Nicolas J. Hanauer	Director

/s/ RICHARD A. MENDENHALL Richard A. Mendenhall	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Market Leader, Inc.:

We have audited the accompanying consolidated balance sheets of Market Leader, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Market Leader, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Market Leader, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 13, 2009

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues	$38,368	$59,808	$85,824
Expenses:
Sales and marketing (1)	24,978	39,453	55,476
Technology and product development (1)	6,409	9,114	11,375
General and administrative (1)	9,245	12,166	12,305
Gain on sale of fixed assets	(791)	—	—
Impairment of goodwill and long-lived assets	4,883	6,116	—
Depreciation and amortization of property and equipment (2)	4,046	5,634	5,177
Amortization of acquired intangible assets	1,929	760	564

Total expenses	50,699	73,243	84,897

(Loss) Income from operations	(12,331)	(13,435)	927
Equity in loss of unconsolidated subsidiary	(2,004)	(162)	—
Interest income and expense, net	1,225	2,982	2,653

(Loss) Income before income tax expense	(13,110)	(10,615)	3,580
Income tax expense	9	1,954	252

Net (loss) income from continuing operations	(13,119)	(12,569)	3,328
Discontinued operations:
Income (loss) from discontinued operations (1)	—	297	(9,950)
Income tax expense (benefit)	—	103	(3,484)

Gain (loss) on discontinued operations	—	194	(6,466)

Net loss	$(13,119)	$(12,375)	$(3,138)

Net (loss) income per share-basic:
Net (loss) income from continuing operations per share-basic	$(0.54)	$(0.51)	$0.13
Net loss per share-basic	$(0.54)	$(0.50)	$(0.12)

Net (loss) income per share-diluted:
Net (loss) income from continuing operations per share-diluted	$(0.54)	$(0.51)	$0.13
Net loss per share-diluted	$(0.54)	$(0.50)	$(0.12)

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Years Ended December 31,
	2008	2007	2006
Sales and marketing	$970	$804	$894
Technology and product development	200	404	682
General and administrative	2,155	2,336	2,261
Discontinued operations	—	19	275

	$3,325	$3,563	$4,112

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	Years Ended December 31,
	2008	2007	2006
Technology and product development	$3,175	$3,687	$3,111
General and administrative	871	1,947	2,066

	$4,046	$5,634	$5,177

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$47,668	$35,450
Short-term investments	10,980	27,400
Trade accounts receivable, net of allowance of $29 and $50, respectively	79	128
Prepaid expenses and other current assets	1,480	1,764
Prepaid income taxes	2	905

Total current assets	60,209	65,647
Property and equipment, net	4,452	6,187
Goodwill	—	3,833
Intangible assets, net	4,179	6,330
Minority investment in unconsolidated subsidiary	584	2,588
Other noncurrent assets	—	398

Total assets	$69,424	$84,983

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$736	$1,395
Accrued compensation and benefits	1,767	2,084
Accrued expenses and other current liabilities	1,111	1,809
Deferred rent, current portion	289	289
Deferred revenue	374	373
Note payable	—	1,873

Total current liabilities	4,277	7,823
Deferred rent, less current portion	303	722

Total liabilities	4,580	8,545
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares; none issued and outstanding at December 31, 2008	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,035,074 and 24,521,139 shares at December 31, 2008 and 2007, respectively	67,900	66,375
(Accumulated deficit)/Retained earnings	(3,056)	10,063

Total shareholders’ equity	64,844	76,438

Total liabilities and shareholders’ equity	$69,424	$84,983

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Deferred Stock- Based Compen- sation	Retained Earnings (Accumulated Deficit)	Total Share- holders’ Equity
	Shares	Amount
Balance at December 31, 2005	25,783,980	71,385	(2,897)	25,576	94,064
Elimination of deferred stock-based compensation	—	(2,897)	2,897	—	—
Exercises of stock options, including income tax excess benefits of $550	626,863	1,927	—	—	1,927
Stock-based compensation	—	4,241	—	—	4,241
Purchase and retirement of common stock	(2,000,000)	(11,441)	—	—	(11,441)
Net loss	—	—	—	(3,138)	(3,138)

Balance at December 31, 2006	24,410,843	63,215	—	22,438	85,653
Exercises of stock options, including income tax shortfall benefits of $355	360,296	440	—	—	440
Stock-based compensation	—	3,688	—	—	3,688
Purchase and retirement of common stock	(250,000)	(968)	—	—	(968)
Net loss	—	—	—	(12,375)	(12,375)

Balance at December 31, 2007	24,521,139	$66,375	$—	$10,063	$76,438
Exercises of stock options (including vested restricted stock)	420,954	260	—	—	260
Stock-based compensation	—	3,505	—	—	3,505
Purchase and retirement of common stock	(821,957)	(2,008)	—	—	(2,008)
Payment of taxes due upon vesting of restricted stock	(85,062)	(232)	—	—	(232)
Net loss	—	—	—	(13,119)	(13,119)

Balance at December 31, 2008	24,035,074	$67,900	$—	$(3,056)	$64,844

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(13,119)	$(12,375)	$(3,138)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of goodwill and long-lived assets	4,883	6,116	6,186
Depreciation and amortization of property and equipment	4,046	5,634	5,177
Amortization of intangible assets	1,929	760	1,259
Stock-based compensation	3,325	3,563	4,112
Deferred income tax (benefit) expense	—	3,060	(3,529)
Gain on sale of fixed assets	(791)	—	—
Tax benefit from exercises of stock options	—	(83)	—
Equity in loss of unconsolidated subsidiary	2,004	162	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	49	300	161
Prepaid expenses and other current assets	284	(773)	955
Prepaid income taxes	903	995	(1,164)
Other noncurrent assets	398	11	—
Accounts payable	(659)	(1,373)	1,417
Accrued compensation and benefits	(317)	(1,101)	(1,051)
Accrued expenses and other current liabilities	(625)	(3,830)	1,519
Deferred rent	(419)	(372)	(329)
Deferred revenue	1	(864)	(553)
Other liabilities	(283)	131	142

Net cash provided by (used in) operating activities	1,609	(39)	11,164

Cash flows from investing activities:
Purchases of short-term investments	(10,980)	(39,145)	(5,000)
Sales of short-term investments	27,400	40,145	2,240
Proceeds from sale of fixed assets	1,209	—	—
Purchases of property and equipment	(2,549)	(2,808)	(7,742)
Purchases of intangible assets	—	(14)	(48)
Cash paid for business acquisitions, net of cash acquired	(901)	(9,225)	(1,287)
Minority investment in unconsolidated subsidiary	—	(2,750)
Change in restricted cash and other noncurrent assets	—	—	330

Net cash provided by (used in) investing activities	14,179	(13,797)	(11,507)

Cash flows from financing activities:
Principal payment on note payable	(1,590)	—	—
Purchase and retirement of common stock	(2,008)	(968)	(11,441)
Proceeds from exercises of stock options and warrants	260	795	1,376
Payment of taxes due upon vesting of restricted stock	(232)	—	—
Tax benefit from exercises of stock options	—	83	550

Net cash used in financing activities	(3,570)	(90)	(9,515)

Net increase (decrease) in cash and cash equivalents	12,218	(13,926)	(9,858)
Cash and cash equivalents at beginning of year	35,450	49,376	59,234

Cash and cash equivalents at end of year	$47,668	$35,450	$49,376

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, Market Leader, Inc. (NASDAQ: LEDR) provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator in internet-based marketing services for real estate professionals since the company’s inception. We recently began to shift our business model from its original lead generation model and toward offerings that combine software-as-a-service with access to industry-leading media buying and lead generation services. Our lead generation products continued to account for the majority of customer relationships and revenue in 2008.

In November 2008 we introduced Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team Leader. Together with RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These products feature Vision, a personalized website and proprietary customer relationship management tool for real estate agents, and include access to industry-leading media buying and lead generation services to help them attract new clients and promote themselves throughout their community.

Additionally, Market Leader provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our nationwide consumer web sites include: JustListed.com, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes. Market Leader’s new family of products also provide consumers with free access to similar information through localized web sites that we operate on behalf of our real estate professional customers.

Basis of Presentation

Consolidation — The consolidated financial statements include the financial statements of Market Leader and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Our equity investment in an entity over which we have significant influence but hold less than a controlling interest is not consolidated. We apply the equity method and record our investment at cost plus our equity in their undistributed net income or loss adjusted for any difference between our cost and the underlying equity in the net assets of the investee at the date of the investment. This investment is evaluated for impairment when a decline in the value of the investment to less than its carrying value is determined to be other-than-temporary.

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

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets and goodwill, the useful lives and potential impairment of intangible assets and property and equipment, the carrying value of our equity investment in an unconsolidated subsidiary, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and certain tax liabilities among others. We base our estimates on historical experience and other factors, including the current economic environment, which we believe to be appropriate under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized on a gross basis because for the services we provide to our customers, we are the primary obligor for supplier services, have latitude in establishing price and have discretion in supplier selection. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

We generate the majority of our revenues from the services we provide to real estate professionals. We generally charge a one-time set-up fee and a monthly fixed fee for a monthly bundle of services. While some of the components may be sold on a standalone basis, all monthly services are provided in total over the term of the agreement and all are included in the monthly fee. Services are usually provided under the terms of a one-year agreement that then continues on a month-to-month basis until terminated. All initial set-up fees are recognized as revenue on a pro rata basis over the estimated customer life or the life of the contract, whichever is longer.

Sales and Marketing

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include merchant processing fees, customer referral fees, as well as public relations and corporate communications costs.

Advertising costs are expensed as they are incurred. Total advertising expense was $11,922, $17,976 and $27,486 in 2008, 2007 and 2006, respectively.

Technology and Product Development

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services. Also included are license fees, maintenance costs, Internet connectivity and hosting costs.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General and Administrative

General and administrative costs consist primarily of salaries and related expenses for executive, legal, accounting, and human resources personnel. These costs also include insurance and professional fees, business taxes, rent and related expenses. Professional fees primarily consist of outside legal, audit and business consulting fees.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (SFAS 123R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. SFAS 123R supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for periods beginning in 2006.

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

Stock-based compensation recognized is based on the grant date fair value of the portion of our stock-based awards earned over that service period using the straight-line method, adjusted for expected forfeitures.

Upon adoption of SFAS 123R, we continue to use the Black-Scholes option pricing model as our method of valuation for stock option awards. Our determination of the fair value of stock option awards on the date of grant using this option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the expected life of the award, and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS 123R, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Concentration of Risk

Our cash, cash equivalents and short-term investments are maintained primarily in money market funds that invest in high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Substantially all of our money market funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008 for investments in money market funds as of September 19, 2008. We also hold approximately $20 million in U.S. Treasury bills and $1 million in FDIC-insured certificates of deposit. Because of the current global economic crisis, we continue to evaluate the security of our investments and the institutions where we hold our investments.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Short-term Investments

Cash equivalents are short-term deposits with a maturity of three months or less from the date of purchase. Investments with stated maturities of greater than three months when purchased are classified as short-term investments. We classify our investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and discounts to maturity, with the net amortization included in interest income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect, if any, on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized. The estimated fair values of available-for-sale investments are based on quoted market prices as of the end of the reporting period. Any realized gains or losses on the sale of investments are determined on the specific identification method, and the related gains and losses are reflected as a component of interest income or expense.

The primary objective for our investment portfolio is safety of principal and liquidity. Investments are made with the intent of achieving the highest rate of return consistent with this objective. Our investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Fair Value of Financial Instruments

The fair value of our cash equivalents and short-term investments are based on quoted market prices or pricing models for those or similar investments. The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

SFAS 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Market Leader, Inc.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group over its life. If undiscounted cash flows do not recover the carrying value of the asset group, then impairment charges are recognized if the recorded value of the asset group exceeds its fair value.

Our goodwill is reviewed annually in the fourth quarter for impairment and when circumstances indicate our goodwill might be impaired.

Amortization of Intangible Assets

Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Developed technology	3 years
Domain names	5 years
Customer base	3 years
Tradename	5 years

Deferred Revenue

Deferred revenue primarily represents subscription agreement payments collected in advance and initial set up fees collected at account activation. Prepayments are recognized as revenue in the month services is provided; initial set up fees are amortized on a straight-line basis over the average life of a subscriber or the life of the contract, whichever is longer.

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

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. SFAS 157 will apply prospectively to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as of the beginning of 2009 and applies to all other fair value measurements as of the beginning of 2008. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. The primary items that will be affected by the remaining provisions of SFAS 157 are our goodwill impairment and long-lived asset impairment tests and our valuation of our minority investment in unconsolidated subsidiary. While we are unable to forecast the amount of impairment charges that might be recognized in future periods, we do not expect SFAS 157 to materially change the fair value amounts that will be calculated in the future relative to the fair value amounts that would be calculated if SFAS 157 were not adopted.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 will have a material impact on our financial statements.

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

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 will not have a material impact on our consolidated financial statements.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subsequent to the acquisition we paid contingent consideration equal to 75% of earnings from the acquired assets, as defined, through December 31, 2008. In 2008, we paid $845 for contingent consideration earned and we accrued $155 at December 31, 2008. As contingent consideration was earned, the amounts were recorded as goodwill. Future incentive payments may be earned based on June 2009 revenue goals.

As of the date of acquisition, we assigned the following values to the assets and liabilities acquired:

November 1, 2007 (Date of Acquisition)
Cash	$290
Accounts receivable	12
Intangible asset — developed technology	3,256
Intangible asset — customer base	1,265
Intangible asset — tradename	1,976
Goodwill (fully tax deductible)	3,661
Current liabilities	(890)

$9,570

We have included Realty Generator’s results of operations in our consolidated statements of income since November 2007. Revenue from our RealtyGenerator product produced net revenues of $5,745 in 2008. The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition occurred at the beginning of 2007:

Year Ended December 31, 2007
(unaudited)
Revenues from continuing operations	$64,405
Net loss from continuing operations	$(12,852)
Net loss per share from continuing operations — basic and diluted	$(0.52)

Note 3: Minority Investment in Unconsolidated Subsidiary

On November 16, 2007 we acquired 32.4% of the outstanding voting stock of ActiveRain Real Estate Network for $2,750. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for the community of professionals in real estate and related businesses.

During September 2008 ActiveRain’s redemption of founder shares increased our ownership percentage to 33.3%.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our investment in ActiveRain is recorded using the equity method of accounting. Our investment represents our original investment and our proportionate share of their net loss as adjusted for any difference between our cost and the underlying equity in their net assets as of the date of our investment. The difference between our cost and the underlying equity in net assets of ActiveRain on the acquisition date was $2,147, identified as intangible assets (in-process research and development, developed technology, trade name, and member base) and goodwill. Our proportionate share of the in-process research development totaled $59 and was expensed at the date of investment. During 2008, we recorded charges of $648, representing our proportionate share of their net losses, adjusted for amortization of the intangible assets.

Given the continuation of the down cycle of the real estate industry and the more recent global economic and credit crisis, as well as ActiveRain’s persistent operating losses, use of cash in operations, and performance relative to original projections when we made our original investment, we evaluated our investment in ActiveRain for an other-than-temporary impairment as of December 31, 2008. The estimated fair value of ActiveRain was calculated based on a discounted cash flow analysis using updated projections from ActiveRain management and assessment of future products and revenue streams. We determined the fair value of our investment in ActiveRain was $584, resulting in an impairment charge of $1,356. After reducing our investment to its estimated fair value, the difference between our carrying amount and the underlying equity in net assets of ActiveRain was $520. Based on the revised difference, we eliminated the amount originally identified as goodwill, and then reduced the identified intangible assets on a pro-rated basis down to enterprise value. The remaining intangible assets will continue to be amortized over their estimated useful lives of 3-5 years.

Note 4: Discontinued Operations — Mortgage Business

In 2005, we launched a product targeted at mortgage professionals and acquired The Loan Page product, also targeted at mortgage professionals. Subsequently, this highly competitive market faced increasing economic and competitive challenges, especially for new market entrants like Market Leader. As a result, we decided in January 2007 to exit the mortgage business. During the first quarter of 2007 we paid severance costs of $63 related to the closure of those operations.

Results of operations for the years ended December 31, 2007 and 2006 related to the mortgage business have been segregated from continuing operations and presented separately, net of related income taxes, on the statement of operations. Our continuing run-off revenues are not considered significant, and there is no significant continuing involvement with the discontinued operations of the mortgage business. The following table presents the revenues included in discontinued operations:

	Years Ended December 31,
	2007	2006
Revenues from discontinued operations	$1,200	$12,419
Run-off subscription revenues included in revenues from discontinued operations	$895	$5,774

Note 5: Closure of Satellite Sales and Service Center

On July 31, 2007, we closed our satellite sales and service center in Yakima, Washington, classifying the related leasehold improvements and other assets as held for sale. Additionally, during the third quarter of 2007, we recognized an impairment charge of $1,200 to reduce these assets to their estimated fair value less selling costs, resulting in a net book value of $418. In connection with this plan, we reduced our workforce by approximately 100 employees and paid severance and other charges related to the closure of $545.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2008	2007	2006
Net (loss) income from continuing operations	$(13,119)	$(12,569)	$3,328
Net income (loss) from discontinued operations	—	194	(6,466)

Net (loss) income	$(13,119)	$(12,375)	$(3,138)

Weighted average common shares outstanding	24,293	24,520	25,374
Dilutive effect of stock options	—	—	1,112

Diluted Shares	24,293	24,520	26,486

Net (loss) income per share — basic:
Continuing operations	$(0.54)	$(0.51)	$0.13
Discontinued operations	$—	$0.01	$(0.25)

Net basic loss per share	$(0.54)	$(0.50)	$(0.12)

Net (loss) income per share — diluted:
Continuing operations	$(0.54)	$(0.51)	$0.13
Discontinued operations	$—	$0.01	$(0.24)

Net diluted loss per share	$(0.54)	$(0.50)	$(0.12)

Antidilutive stock options	4,268	4,121	1,848

Unvested restricted stock	1,534	1,491	—

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7: Cash, Cash Equivalents and Short-Term Investments

At December 31, 2008, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,637	$—	$1,637
U.S. Treasury bills	9,996	4	10,000
Money market account	36,035	—	36,035

Cash and cash equivalents	$47,668	$4	$47,672

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$9,980	$18	$9,998
Certificate of Deposit	1,000	6	1,006

Short-Term investments	$10,980	$24	$11,004

As of December 31, 2008, the U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and the U.S. Treasury bills are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit is based on a CD pricing model. All of our investments have a contractual maturity of one year or less.

At December 31, 2007, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,028	—	$1,028
Money market account	34,422	—	34,422

Cash and cash equivalents	$35,450	—	$35,450

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Auction Rate Securities	$27,400	—	$27,400

Short-Term Investments	$27,400	—	$27,400

As of December 31, 2007, short-term investments consisted of auction-rate securities and were classified as available-for-sale. These investments had contractual maturities beyond ten years and were classified as short-term based on their 7 to 35-day interest rate reset periods and based on our intent and ability to sell or otherwise convert to cash. Because of the very short interest rate reset periods as well as the liquidation of all of the auction rate securities at par in January 2008, the carrying amounts at December 31, 2007 are equivalent to fair value.

We have not realized any gains or losses on our short-term investments in the periods presented.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under SFAS 157 as of December 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Money Market Funds	$36,035	$36,035	—	—

Note 8: Property and Equipment, Net

Property and equipment, net of related depreciation and amortization consists of the following:

	December 31,
	2008	2007
Computer equipment and software	$6,345	$6,616
Internally developed software	8,808	6,513
Office equipment and furniture	1,711	2,144
Leasehold improvements	1,447	2,432

	18,311	17,705
Less: accumulated depreciation and amortization	(13,859)	(11,518)

	$4,452	$6,187

Internally developed software costs include external direct costs and internal direct labor and related employee benefits costs. Internally developed software costs totaled $3,511 and $3,741, net of accumulated amortization at December 31, 2008 and 2007, respectively. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Amortization of capitalized internally developed software costs was $2,672, $2,175 and $2,007 for 2008, 2007 and 2006, respectively.

Based on the continued challenging market conditions in the real estate market and a decline in our stock price, we evaluated the recoverability of our long-lived assets and assessed potential impairment based on the other estimated fair values of the underlying assets. We determined that no impairment charge was required related to our long-lived assets at December 31, 2008. In December of 2007, we recorded an impairment charge of $1,331 related to long-lived assets.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9: Acquired Intangible Assets, Net

Intangible assets and related accumulated amortization consists of the following:

	December 31,
	2008	2007
Cost:
Vendor agreements	$1,390	$1,390
Customer base	1,686	1,901
Developed technology	3,580	3,256
Tradename	1,645	1,976
Domain names	383	383

Total cost	8,684	8,906

Accumulated amortization:
Vendor agreements	(1,390)	(1,390)
Customer base	(1,044)	(706)
Developed technology	(1,392)	(181)
Tradename	(384)	(66)
Domain names	(295)	(233)

Total accumulated amortization	(4,505)	(2,576)

Acquired Intangible Assets, net	$4,179	$6,330

During 2007, we recorded additions to intangible assets of $6,497 related to the Realty Generator acquisition described in note 2. The intangible assets acquired and their respective weighted average lives are as follows:

	Finalized 2007 Amount	2007 Weighted Average Life
Developed technology	$3,580	3.0 years
Customer base	1,050	3.0 years
Tradename	1,645	5.0 years

	$6,275	3.4 years

Future amortization expense is expected to be as follows over each of the next five years:

Total
2009	$1,921
2010	1,650
2011	332
2012	276

Total	$4,179

During the fourth quarter of 2006, our business outlook for our mortgage business had deteriorated as the highly competitive mortgage market faced increasing economic and competitive challenges, especially for new

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market entrants like Market Leader. As a result, we recorded an impairment charge of $2,976 to the intangible assets related to our acquisition of The Loan Page. We made the decision to exit the mortgage lead generation business in January 2007, as discussed in note 4. Accordingly, these impairment charges are reflected as a component of discontinued operations in the accompanying 2006 statement of operations.

Note 10: Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. During 2008 and 2007, we recorded additions to goodwill of $828 and $3,833, respectively, related to the acquisition of Realty Generator.

We evaluate goodwill at least annually for impairment, in the fourth quarter, or when circumstances indicate the carrying value of goodwill may not be recoverable. Based on the continued challenging market conditions in the real estate market and a decline in our stock price, we performed goodwill impairment testing for the quarter ended September 30, 2008. The estimated fair value of our single reporting unit was calculated based on our market capitalization, control premiums evident in market transactions, multiples of relevant comparable peer companies and a discounted cash flow analysis. We determined that goodwill was not impaired at September 30, 2008.

Continued deterioration of market and economic conditions combined with the further decline in our stock price caused us to evaluate goodwill for impairment again in the fourth quarter of 2008 which is the usual timing of our annual goodwill impairment analysis. Our evaluation incorporated the impact of difficult market conditions on our near term forecasted operations and cash flows and the decline in our stock price and other factors. As a result we recorded an impairment charge to goodwill of $4,883 at December 31, 2008.

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

We have recognized an aggregate of $11,698 of goodwill impairment expense for 2008, 2007 and 2006.

Note 11: Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities:

	December 31,
	2008	2007
Accrued advertising	$372	$1,122
Accrued legal and professional fees	220	136
Accrued services	156	97
Accrued payments in connection with acquisitions	155	173
Accrued business taxes and escheat	59	77
Other	149	204

	$1,111	$1,809

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12: Self Insurance

We are self insured for our medical and dental coverage and carry a stop-loss policy, which protects us from any individual claim exceeding $100 for the plan year or when cumulative claims exceed 120% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims was $75 at December 31, 2008.

Note 13: Income Taxes

Income tax expense from continuing operations is comprised of the following:

	Years Ended December 31,
	2008	2007	2006
Current	$9	$(1,106)	$3,780
Deferred	(4,468)	(3,283)	(3,528)
Valuation allowance	4,468	6,343	—

	$9	$1,954	$252

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

	2008	2007	2006
Statutory federal rate	34.0%	35.0%	35.0%
Tax exempt interest	0.1%	5.4%	(26.0%)
Other permanent differences	(0.1%)	1.0%	(2.0%)
Valuation allowance	(34.1%)	(59.8%)	—

Effective tax rate	(0.1%)	(18.4%)	7.0%

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowances and accruals	$124	$227
Stock-based compensation	3,075	2,357
Acquired intangible assets	4,559	2,824
Deferred rent	201	354
Net operating loss carryforward	2,863	1,212
Alternative minimum tax credit	247	247
Minority investment in ActiveRain	736	57
Valuation allowance	(10,636)	(6,343)

Total deferred tax assets	1,169	935
Deferred tax liabilities:
Property and equipment	(927)	(510)
Prepaids, discounts and other	(242)	(425)

Total deferred tax liabilities	(1,169)	(935)

Net deferred tax asset	$—	$—

Market Leader, Inc.

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

In addition to the deferred tax assets disclosed above, we have excess tax-deductible goodwill related to The Loan Page acquisition that we cannot recognize as a deferred tax asset to the extent that it exceeds the goodwill we reported for financial reporting purposes. In 2008 and 2007, the realized tax deductions for the excess tax-deductible goodwill were recorded as a reduction to income tax expense. During 2006, the realized tax deductions for the excess tax-deductible goodwill reduced the carrying amount of goodwill related to the acquisition by $124. At December 31, 2008 the balance of the unamortized excess tax-deductible goodwill was $3,541, which would result in an expected tax benefit of $1,204 applying the 34% statutory rate.

At December 31, 2008, our gross net operating loss carryforwards were $8,420 and will begin to expire in 2023. Gross net operating loss carry forwards may be subject to an annual limitation under relevant tax laws.

We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48. At December 31, 2008 and 2007, we did not have any unrecognized tax benefits, nor did we have any interest or penalties accrued. We have concluded all U.S. federal income tax matters for years through 2005 and state and local taxes for years through 2004.

Note 14: Note Payable

As part of our acquisition of The Loan Page we assumed a note payable with a face amount of $1,680 and a contractual interest rate of 3.55%. Upon acquisition, the note was discounted to a fair value of $1,590 to reflect an effective yield of 8.2%. The note was paid in full in December 2008, including accrued interest, for a total payment of $2,000.

Note 15: Commitments and Contingencies

Our corporate offices in Kirkland, Washington are leased under terms of a noncancelable operating lease. This lease has a six-year term that commenced in December 2004 and includes an option to extend the lease term for five years beyond the initial commitment period.

In connection with the Kirkland lease, the landlord provided a tenant improvement allowance to cover the costs of remodeling the space, office furnishings, and moving expenses. The allowance of $1,718 has been recorded as deferred rent and is being recognized as rent expense over the initial term of the lease on a straight-line basis.

Our facility lease contains free rent periods and predetermined fixed escalations. We recognize rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as a deferred liability, which is included as a component of deferred rent on the accompanying consolidated balance sheets.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of future minimum payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008.

2009	793
2010	819
2011	13

$1,625

Rent expense totaled $1,059, $1,314 and $1,311 during 2008, 2007 and 2006, respectively.

Note 16: Stock Option Plans and Stock-Based Compensation

Equity Based Award Plans

We issue stock options and restricted stock units to our employees under the terms of the 2004 Equity Incentive Plan, which became effective on completion of our initial public offering in December 2004. Prior to December 15, 2004 we issued options and restricted stock units under the 1999 Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. Unallocated shares created by subsequent cancellations of options are transferred automatically to the 2004 Plan.

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

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on our limited historical experience and in years prior to 2008 on the estimates of other companies similar to ours, giving consideration to the contractual terms, vesting schedules, pre-vesting and post-vesting forfeitures and expected employees’ exercise behavior.

Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the limited historical volatility of our common stock and in years prior to 2008 on the experience of what we believe are peer companies based on the similar nature of our industry and option plan characteristics. We have used a volatility factor that considers our historical experience and that of these peer companies using a period commensurate with the expected life of the award.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the award.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Dividend Yield. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The value of each employee option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2008	2007	2006
Weighted average expected risk-free interest rate	2.53%	4.77%	4.61%
Weighted average expected volatility	52%	75%	82%
Expected life (in years)	3.5 years	3.2 years	3.0 years
Expected dividend yield	0%	0%	0%
Weighted average fair value	$1.07	$2.61	$3.85

Our stock options typically vest on a graded basis over a four year period and typically expire the earlier of ten years from the date of grant or ninety days following termination of employment.

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,085,228	$5.75	$3.28
Options granted	1,178,800	2.67	1.06
Options exercised	(123,064)	2.12	1.07
Options forfeited	(636,635)	5.71	3.22
Options expired	(268,440)	7.60	4.72

Outstanding at December 31, 2008	3,235,889	$4.62	$2.45	7.2 years	$10

Exercisable at December 31, 2008	1,777,247	$5.47	$3.10	5.5 years	$10

The aggregate intrinsic value of options outstanding at December 31, 2008 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table.

	Years Ended December 31,
	2008	2007	2006
Intrinsic value of options exercised	$67	$845	$3,005
Grant date fair value of options vested	$1,885	$3,723	$4,502
Grant date fair value of options forfeited	$3,637	$5,128	$5,527

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Awards

During 2007 and 2008, we granted restricted stock units to our executives and certain key employees under the 2004 Plan. These stock awards entitle the holder to shares of common stock as the award vests over an average vesting period of two to three years. We measure the fair value of restricted stock units based upon the market price of the underlying common stock on the date of grant, reduced by the present value of future dividends, if any. The restricted stock units are amortized over their applicable vesting period using the straight-line method reduced for estimated forfeitures.

During 2008, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2007	1,491,000	$3.78
Restricted stock units granted	943,000	2.83
Units upon which restrictions lapsed	(297,890)	3.83
Restricted stock units forfeited	(602,080)	3.65

Nonvested stock award balance at December 31, 2008	1,534,030	$3.24

Stock-based Compensation

The following table summarizes stock-based compensation expense for the respective periods:

	Years Ended December 31,
	2008	2007	2006
Total cost of share-based payment plans	$3,505	$3,688	$4,241
Amounts capitalized in internally developed software	(180)	(125)	(129)

Amounts charged against income, before income tax benefit	$3,325	$3,563	$4,112

Amount of related income tax benefit recognized in income	$1,125	$1,219	$1,374
Amounts recognized in income for amounts previously capitalized in fixed assets	$117	$48	$17

In 2008 and 2007, we recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation, reducing the net benefit on the income statement to zero.

As of December 31, 2008, we had $5,841 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.48 years.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17: Common Stock

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2008
Options outstanding under the 1999 Stock Option Plan	1,124,036
Options and unvested stock awards outstanding under the 2004 Equity Incentive Plan	3,645,883
Additional equity awards that can be issued under the 2004 Equity Incentive Plan	1,089,717

Common stock reserved for future issuance	5,859,636

An additional 700,000 shares was authorized for issuance effective January 1, 2009 under the automatic annual increase provisions of the 2004 Equity Incentive Plan. We issue new shares for option exercises.

Note 18: 401(k) Plan

We provide a defined contribution 401(k) plan for our employees. Participating employees may contribute a portion of their salary to the plan up to the maximum allowed by the federal tax guidelines. Additionally, we may make discretionary contributions to the plan. To date, no discretionary contributions have been made to the plan.

Note 19: Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2008	2007	2006
Cash (received) paid during the period for income taxes	$(895)	$(2,010)	$907
Cash paid during the period for interest	$410	$—	$—
Noncash investing and financing activities:
Accrued property and equipment purchases	$—	$—	$104
Accrued payments in connection with acquisitions	$155	$228	$—

Market Leader and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2008	$50	$794	$815	(A)	$29
December 31, 2007	$161	$958	$1,069	(A)	$50
December 31, 2006	$242	$3,189	$3,270	(A)	$161
(A) Deductions consist of write-offs of uncollectible accounts, net of recoveries.

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended:
December 31, 2008	$6,343	$4,293	$—		$10,636
December 31, 2007	$—	$6,343	$—		$6,343