Form 10-Q
period 2009-03-31
Market Leader, Inc.
filed 2009-05-06
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were outstanding 24,120,760 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008
Revenues	$6,529	$11,196
Expenses:
Sales and marketing (1)	4,742	7,430
Technology and product development (1)	1,407	1,958
General and administrative (1)	1,969	2,706
Gain on sale of fixed assets	—	(791)
Depreciation and amortization of property and equipment (2)	803	959
Amortization of acquired intangible assets	482	492

Total expenses	9,403	12,754

Loss from operations	(2,874)	(1,558)
Equity in loss of unconsolidated subsidiary	(94)	(151)
Interest income and expense, net	95	519

Loss before income tax expense	(2,873)	(1,190)
Income tax expense	2	2

Net loss	(2,875)	(1,192)

Net loss per share—basic and diluted	$(0.12)	$(0.05)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2009	2008
Sales and marketing	$204	$153
Technology and product development	83	70
General and administrative	424	600

	$711	$823

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2009	2008
Technology and product development	$615	$731
General and administrative	188	228

	$803	$959

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$31,126	$47,668
Short-term investments	25,982	10,980
Trade accounts receivable, net of allowance of $26 and $29	49	79
Prepaid expenses and other current assets	875	1,482

Total current assets	58,032	60,209
Property and equipment, net of accumulated depreciation of $14,457 and $13,859	4,242	4,452
Acquired intangible assets, net of accumulated amortization of $4,987 and $4,505	3,697	4,179
Minority investment in unconsolidated subsidiary	490	584

Total assets	$66,461	$69,424

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$715	$736
Accrued compensation and benefits	1,131	1,767
Accrued expenses and other current liabilities	820	1,111
Deferred rent, current portion	289	289
Deferred revenue	470	374

Total current liabilities	3,425	4,277
Deferred rent, less current portion	343	303

Total liabilities	3,768	4,580
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,090,760 and 24,035,074 shares at March 31, 2009 and December 31, 2008, respectively	68,624	67,900
Accumulated deficit	(5,931)	(3,056)

Total shareholders’ equity	62,693	64,844

Total liabilities and shareholders’ equity	$66,461	$69,424

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,875)	$(1,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	803	959
Amortization of acquired intangible assets	482	492
Stock-based compensation	711	823
Gain on sale of fixed assets	—	(791)
Equity in loss of unconsolidated subsidiary	94	151
Changes in certain assets and liabilities:
Trade accounts receivable	30	3
Prepaid expenses and other assets	610	32
Other noncurrent assets	—	398
Accounts payable	(49)	(473)
Accrued compensation and benefits	(636)	(222)
Accrued expenses and other current liabilities	(136)	(205)
Deferred rent	40	(122)
Deferred revenue	96	21

Net cash used in operating activities	(830)	(126)

Cash flows from investing activities:
Purchases of short-term investments	(14,987)	—
Sales of short-term investments	—	27,400
Proceeds from sale of fixed assets	—	1,209
Purchases of property and equipment	(529)	(376)
Payments related to the Realty Generator acquisition	(155)	(228)

Net cash (used in) provided by investing activities	(15,671)	28,005

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(41)	—
Purchase and retirement of common stock	—	(342)
Proceeds from exercises of stock options	—	26

Net cash used in financing activities	(41)	(316)

Net (decrease) increase in cash and cash equivalents	(16,542)	27,563
Cash and cash equivalents at beginning of period	47,668	35,450

Cash and cash equivalents at end of period	$31,126	$63,013

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, Market Leader, Inc. (NASDAQ: LEDR) provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator in internet-based marketing services for real estate professionals since the company’s inception. Our HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is generally bundled with the offerings. These products have accounted for the majority of customer relationships and revenue throughout the Company’s history and continued to do so in the first quarter of 2009.

In 2008 we began to shift our business model from our original lead generation model toward offerings that combine software-as-a-service with access to industry-leading advertising buying and lead generation services.

In November 2008 we introduced Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team Leader. Together with RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These products feature Vision, a personalized website and proprietary customer relationship management (CRM) tool for real estate agents, and include access to industry-leading media buying and lead generation services to help them attract new clients and promote themselves throughout their community.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full year.

Consolidation — The consolidated financial statements include the financial statements of Market Leader and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Our equity investment in an entity over which we have significant influence but hold less than a controlling interest is not consolidated. We apply the equity method and record our investment at cost plus our equity in the investee’s undistributed net income or loss adjusted for the difference between our cost and the underlying equity in the net assets of the investee at the date of the investment. This investment is evaluated for impairment when a decline in the value of the investment to less than its carrying value is determined to be other-than-temporary.

Business segments — We operate a single business segment, representing marketing services provided to real estate professionals. The vast majority of our business comes from customers and operations located within the United States and Canada, and we do not have any assets located in foreign countries.

Reclassifications — Prior period financial statement amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets, the useful lives and potential impairment of intangible assets and property and equipment, the carrying value of our equity investment in an unconsolidated subsidiary, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and certain tax liabilities among others. We base our estimates on historical experience and other factors, including the current economic environment, which we believe to be appropriate under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Economic conditions, including illiquid credit markets, volatile equity, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”. These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements. We do not anticipate the adoption of these FSPs will materially impact the Company. These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which permitted a one-year deferral for the implementation of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning in the quarter ended March 31, 2009, we adopted SFAS 157 for such non-financial assets and liabilities, which, for the Company, primarily affects our long-lived asset impairment tests and our valuation of our minority investment in unconsolidated subsidiary. The full adoption of SFAS 157 did not impact the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141 (R) and SFAS No. 160 on January 1, 2009, did not have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (FSP FAS 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material impact on our financial statements.

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

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

Note 2: Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share uses the weighted average common shares outstanding plus dilutive stock options. Because we have reported losses for the periods presented, none of our stock options are included in the diluted per share calculations.

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended March 31,
	2009	2008
Net loss	$(2,875)	$(1,192)
Weighted average common shares outstanding	24,057	24,523
Dilutive effect of equity-based awards	—	—

Diluted Shares	24,057	24,523

Net loss per share—basic and diluted	$(0.12)	$(0.05)

Antidilutive equity-based awards	4,767	3,905

Note 3: Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2,000,000 shares of our common stock on the open market. As of March 31, 2009, 928,043 shares remain available for purchase under the share repurchase program.

Note 4: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite service period.

Determining Fair Value—Assumptions

The value of each employee option granted during the three-month periods ended March 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2009	2008
Expected life (in years)	3.5	3.5
Weighted average expected volatility	59%	60%
Weighted average risk-free interest rate	1.15%	2.42%
Expected dividend yield	0%	0%
Weighted average fair value	$0.65	$1.31

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans for the three-month period ended March 31, 2009 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,235,889	$4.62
Options granted	248,300	1.51
Options exercised	—	—
Options forfeited	(13,406)	5.60
Options expired	(87,253)	8.80

Outstanding at March 31, 2009	3,383,530	$4.28	7.0 years	$3

Exercisable at March 31, 2009	1,813,530	$5.30	5.4 years	$3

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table:

	Three months ended March 31,
	2009	2008
Intrinsic value of options exercised	$—	$23
Grant date fair value of options vested	$345	$774
Grant date fair value of options forfeited	$40	$1,541

Stock Awards

During the three months ended March 31, 2009, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2008	1,534,030	$3.24
Restricted stock units granted	—	—
Restricted stock units vested	(82,000)	2.73
Restricted stock units forfeited	(68,900)	3.24

Nonvested stock award balance at March 31, 2009	1,383,130	$3.27

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

	Three months ended March 31,
	2009	2008
Total cost of share-based payment plans	$765	$855
Amounts capitalized in internally developed software	(54)	(32)

Amounts charged against income, before income tax benefit	$711	$823

Amount of related income tax benefit recognized in income	$—	$—
Amounts recognized in income for amounts previously capitalized in fixed assets	$27	$12

In 2009 and 2008, we recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation, reducing the net benefit on the income statement to zero.

As of March 31, 2009, we had $4,991 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.5 years.

Note 5: Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2009	2008
Cash paid during the period for income taxes	$8	$12
Non-cash investing and financing activities:
Increase in payables for property and equipment	$10	$92
Decrease in accrued liabilities in connection with acquisitions	$—	$(74)

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

Note 6: Subsequent Event

On April 8, 2009, we amended the lease agreement for our corporate headquarters. The lease amendment is retroactive, effective March 1, 2009. Under the terms of this lease amendment, we reduced our leased space from 65,469 square feet to 25,309 square feet, and we extended the termination date of the lease from December 31, 2010 to June 30, 2013. We have an option to extend the lease term for an additional five years.

The monthly base rent from March 1, 2009 to June 30, 2010 is $28, subject to an overpayment credit for March 2009. The monthly base rent for the 12 months ended June 30, 2011, 2012, and 2013 is $37, $38 and $40, respectively. In addition, we will continue to pay our allocable share of building operating expenses (common area maintenance, building insurance, and property taxes). However, our allocable share of those expenses has been reduced from 100% to approximately 40%.

As a result, our future minimum payments required under operating leases have decreased by $525 and $372 in 2009 and 2010, respectively. Due to the extended lease term, future minimum payments have increased by $451, $466 and $237 for the years 2011, 2012 and 2013, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the heading Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward looking statements. The forward-looking statements are made as of the date of this report, and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Our Business

We provide real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator in internet-based marketing services for real estate professionals since the Company’s inception in 1999. Our HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is generally bundled with the offerings. These products have accounted for the majority of customer relationships and revenue throughout the Company’s history and continued to do so in the first quarter of 2009.

In 2008 we began to shift our business model from our original lead generation model toward offerings that combine software-as-a-service with access to industry-leading advertising buying and lead generation services.

In November 2008 we introduced Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team Leader. Together with RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These products feature Vision, a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and access to industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

Review of First Quarter 2009

Revenue for the first quarter was $6.5 million, down 42% from the same period in 2008. The change in revenue was due primarily to a decline in our customer base, as well as lower average revenue per customer.

We believe our revenue trend continues to reflect the broader real estate market conditions, which have been further affected by challenges in the global banking, credit and mortgage-lending markets. In the first quarter, U.S existing home sales declined 18% from the fourth quarter of 2008, based upon research published by the National Association of Realtors. This decline defied the seasonal improvement typically seen in the first quarter. Fewer transactions, along with lower prices impact the commissions earned by real estate professionals, and we believe reduce the marketing investments that they are able and willing to make, leading to a slower pace of customer acquisition in the first quarter than we have experienced in the past. Despite the market backdrop, our customer retention rate improved in the first quarter to 92.8 percent compared to 92.2 percent in the fourth quarter of 2008.

We also made progress shifting our business model toward our Vision–based products. While the majority of $1.5 million in Vision product revenue in the first quarter came from our RealtyGenerator product, we saw early promising results from our new Growth Leader product as our agent sales team began selling this new product more broadly. Growth Leader also played an important role in our customer retention efforts as we began transitioning some existing customers to this new product, effectively converting some who intended to cancel into advocates of Growth Leader and the company. At the end of the quarter approximately 450 of our new and existing customers were Growth Leader customers.

We believe that the features of our Vision product set and the success that many of our Vision customers are experiencing despite today’s industry downturn enable the testing of new sales methods. In another initiative designed to expand our Vision-based customer base, we announced in April 2009 a strategic partnership with Realty Executives International, a leading real estate company with more than 700 brokerage company franchisees in its network. Realty Executives is launching a strategy to help each of its franchisees build their Internet presence into a source of lead generation and profits, and they plan to achieve this goal by offering our RealtyGenerator product. To support this initiative, we structured a program to greatly reduce the customers’ initial risk by waiving many of the fees that we would normally collect in the initial months of service. Realty Executives also is supporting this program by providing participating franchisees with co-marketing funds. As a result of this promotion, we expect to achieve better penetration into their franchise brokerage network than would otherwise be possible if limited to our traditional sales approaches. We expect modest revenue contribution and expense as we support these customers through a discounted trial period, with more significant positive contribution in 2010.

Over the past three years, we have adapted to changing market conditions by better aligning expenses with expected revenue in an effort to avoid non-strategic uses of cash. We believe that selective acquisitions, share repurchases and continued investments in our business can all potentially be strategic uses of cash. We were able to reduce a significant non-strategic expense as a result of our successful renegotiation of our Kirkland, Washington facilities lease. With this amendment, we eliminated the expense of excess facilities, avoided the fee for early lease termination, and kept the team in our current location focused on building the business. We will begin to realize these savings beginning in the second quarter.

Because we cannot be certain of the depth and duration of the downturn amid this uncertainty we are facing in at least the near-term, we believe that cash has significant option value and that preserving that value will continue to be prudent until we have greater visibility in the economy and our business. That said, we believe that the potential benefits of investment in the business have been enhanced by our recent introduction of innovative products, and we expect to gain share of mind and market by beginning to present our new solutions ahead of the inflection point of the real estate industry downturn. We expect to use some cash in operations in 2009 to maintain support for our strategic initiatives.

Results of Operations

Revenues

	Three months ended March 31,
	2009	2008
Revenues (in thousands)	$6,529	$11,196

Revenues decreased 42% for the quarterly period ended March 31, 2009 compared to the same period in 2008, primarily due to a 32% decline in our average customer base and a 14% decline in our average revenue per customer over the past twelve months. We believe the cyclical downturn in the real estate industry has negatively impacted the ability of real estate professionals to pay for marketing services and other lead generation costs, which is reflected in our decreased customer base and our lower average revenue per customer.

Revenue in the first quarter of 2009 decreased 16% from the fourth quarter of 2008. On a sequential quarterly basis, we experienced a 13% decrease in average real estate customer count and a 4% decrease in average revenue per customer. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We expect the ongoing challenges in the real estate market, as well as the broader negative economic trends will continue to impact real estate professionals and their ability to fund marketing expenditures. Therefore, we expect our current revenue trend to continue for at least the first half of 2009.

We anticipate that revenues from our new Vision products — RealtyGenerator, Team Leader and Growth Leader — will become an increasing part of our revenue base. Based on our experience with the RealtyGenerator product, we believe these additional product offerings will help us to achieve better customer retention rates and improved operating results over time. A combination of factors — the expected shift in our product mix, a smaller customer base, as well as the increased portion of customers that are now at least two-year tenured and demonstrating above-average retention — lead us to expect that the sequential declines in quarterly revenue will significantly moderate in the second half of the year and that this will create an opportunity for us to build on this baseline and return the business to growth as economic conditions improve.

Sales and Marketing

	Three months ended March 31,
	2009	2008
Total sales and marketing expense (in thousands)	$4,742	$7,430

Total sales and marketing expense as a % of revenue	73%	66%

Sales and marketing expense decreased for the three month period ended March 31, 2009 compared to the same period in 2008, primarily due to reduced advertising costs and reduced payroll and related costs. The decrease in advertising costs was generally consistent with our decrease in revenues for the three month period ended March 31, 2009 compared to the same period in 2008. Staffing costs declined on lower headcount as we realigned our staffing levels and cost structure to the current business environment. Headcount at March 31, 2009 for our sales and marketing groups decreased 16% to 103, compared to 122 at March 31, 2008. While we have managed a lower overall expense level, sales and marketing expense has increased relative to revenue on the lower revenue base.

Sales and marketing expense declined 13% in the first quarter of 2009 compared to the fourth quarter of 2008. The decline was primarily due to reduced advertising and customer acquisition expenses as well as costs incurred in the fourth quarter related to our Market Leader rebranding efforts that were not repeated in the first quarter of 2009.

For the second quarter of 2009, we expect sales and marketing costs to increase modestly as we support sales initiatives for our Vision-based products. Also, given the expected shift in our product mix to our Vision-based products, we anticipate advertising costs will become an increased percentage of revenue, driving an overall increase in sales and marketing expenses as a percentage of revenue during the remainder of 2009.

Technology and Product Development

	Three months ended March 31,
	2009	2008
Total technology and product development expense (in thousands)	$1,407	$1,958

Total technology and product development expense as a % of revenue	22%	17%

Technology and product development expense decreased for the three month period ended March 31, 2009 compared to the same period in 2008, primarily due to lower staffing costs related to a decrease in average headcount. While we have managed a lower overall expense level, technology and product development expense increased relative to our lower revenue base.

Technology and product development expense decreased 8% in the first quarter of 2009 when compared to the fourth quarter of 2008 primarily due to reduced consulting expenses.

For the remainder of 2009, we expect the level of technology and product development expenses to remain fairly consistent, but to increase as a percentage of lower revenue, as we continue to build out the infrastructure and enhance our new Vision-based products and to develop new product offerings on the Vision platform.

General and Administrative

	Three months ended March 31,
	2009	2008
Total general and administrative expense (in thousands)	$1,969	$2,706

Total general and administrative expense as a % of revenue	30%	24%

General and administrative expense decreased primarily due to reduced payroll related expenses associated with lower staffing levels. General and administrative expenses increased as a percentage of revenues for the three month period ended March 31, 2009 compared to the same period last year on our lower revenue base.

General and administrative expenses remained consistent in the first quarter of 2009 compared to the fourth quarter of 2008.

We expect quarterly general and administrative expenses to decrease modestly for the remainder of 2009, primarily as a result of the lease amendment for our corporate headquarters, and to remain fairly consistent as a percentage of revenue on lower expected revenue.

Gain on sale of fixed assets

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

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased for the three months ended March 31, 2009 compared to the same period in 2008 because many assets became fully depreciated during 2008. This decrease was offset, in part, by the acceleration of depreciation related to leasehold improvements in office space that we will vacate in conjunction with our renegotiated office lease.

Interest Income and expense, net

Interest income decreased for the three month period ended March 31, 2009 compared with the same period in 2008 primarily due to decreased rates of return on investments as well as a lower investment balance. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. At March 31, 2009, we held $57.1 million in cash, cash equivalents and short-term investments, compared to $63.0 million at March 31, 2008.

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

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the five quarters ended March 31, 2009. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
	(in thousands)
Operations Data:
Revenues	$6,529	$7,783	$9,258	$10,131	$11,196
Expenses:
Sales and marketing	4,742	5,464	5,842	6,242	7,430
Technology and product development	1,407	1,536	1,424	1,491	1,958
General and administrative	1,969	1,987	2,320	2,232	2,706
Impairment of goodwill and long-lived assets	—	4,883	—	—	—
Gain on sale of fixed assets	—	—	—	—	(791)
Depreciation and amortization of property and equipment	803	1,032	1,040	1,015	959
Amortization of acquired intangible assets	482	454	491	492	492

Total expenses	9,403	15,356	11,117	11,472	12,754

Loss from operations	(2,874)	(7,573)	(1,859)	(1,341)	(1,558)
Impairment of and equity in loss of unconsolidated subsidiary	(94)	(1,461)	(207)	(185)	(151)
Interest income and expense, net	95	128	289	289	519

Loss before income tax	(2,873)	(8,906)	(1,777)	(1,237)	(1,190)
Income tax expense (benefit)	2	(58)	31	34	2

Net loss	$(2,875)	$(8,848)	$(1,808)	$(1,271)	$(1,192)

Key Operational Metrics

The following table presents key operational data and metrics for the five quarters ended March 31, 2009.

	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$6,481	$7,732	$9,181	$10,063	$11,118
Other revenues (2)	48	51	77	68	78

Total revenues	$6,529	$7,783	$9,258	$10,131	$11,196
Real estate professional customers, end of period (3)	6,361	7,245	8,381	9,078	9,550
Average monthly retention rate (4)	92.8%	92.2%	93.6%	93.6%	92.5%
Average real estate professional customers in the quarter (5)	6,803	7,813	8,730	9,314	10,008
Average monthly revenue per customer (6)	$318	$330	$351	$360	$370

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our HouseValues, JustListed, Growth Leader, Team Leader, RealtyGenerator, HomePages, and Market Leader CRM products.

(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings.

(3)	Real estate professional customers consist of real estate agents subscribing to our HouseValues, JustListed, Growth Leader, Team Leader, HomePages, and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product. Customers are included in our key operating metrics when their service is active and are paying monthly service or advertising fees.

(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.

(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.

(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter, divided by the number of months in the quarter.

At the end of the first quarter of 2009, we had 6,361 customers. On a sequential quarter basis, our customer count decreased by 884 customers during the first quarter of 2009, compared to a decrease of 1,136 customers in the fourth quarter of 2008.

It continued to be a challenging real estate market in the first quarter of 2009, which has been further complicated by broader economic conditions. We believe this trend impacts the investment in marketing that real estate professionals are willing to make, resulting in a slowing of new sales, as well as the possibility of lower retention rates.

Our average monthly customer retention rate improved to 92.8% for the first quarter of 2009 from 92.2% in the fourth quarter of 2008. Our new Growth Leader product contributed to this improvement in retention as we began transitioning some existing customers to this new product, effectively saving as customers some who intended to cancel. Due to the continued volatility of the real estate market and broader economic concerns, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the first quarter of 2009 decreased modestly compared to the fourth quarter of 2008 primarily as a result of the shift in our customer mix, as well as customers managing their spend. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we may generate from our operations. At March 31, 2009, our cash, cash equivalents and short-term investments totaled $57.1 million as compared to $58.6 million at December 31, 2008.

Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. As of March 31, 2009, we have invested in cash equivalents consisting of the money market funds that hold high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations as well as U. S. Treasury securities. Substantially all of our money market funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008. Short-term investments are comprised of U. S. Treasury securities and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Three months Ended March 31,
	2009	2008
	(dollars in thousands)
Cash from operating activities	$(830)	$(126)
Cash from investing activities	(15,671)	28,005
Cash from financing activities	(41)	(316)

Operating Activities

Net cash from operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes, gain on sales of fixed assets, equity in losses of our unconsolidated subsidiary and the effects of changes in working capital. We used cash in operations of $0.8 million in the first three months of 2009, an increase of $0.7 million compared to the same period in 2008. The increase was primarily due to an increase in our net loss partially offset by a smaller increase in net working capital.

Investing Activities

Cash used in investing activities for the first quarter of 2009 increased by $43.7 million compared to the same period in 2008. During the first quarter of 2009, we invested $15.0 million into short-term investments compared to the first quarter of 2008 liquidation of all of our short-term investments. Also in 2008, we received proceeds of $1.2 million from the assignment of our purchase option for the Yakima facility and the transfer of all remaining assets in the facility.

Financing Activities

Cash used in financing activities for the first quarter of 2009 decreased by $0.3 million compared to the same period in 2008. The decline was primarily due to the purchase and retirement of common stock in the first quarter of 2008.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program in the first quarter of 2009. At March 31, 2009, 0.9 million shares remain available for purchase under the share repurchase program.

Contractual Obligations and Known Future Cash Requirements

Our Annual Report on Form 10-K contains disclosure regarding our contractual obligations as of December 31, 2008. On April 8, 2009, we amended the lease agreement for our corporate headquarters. The lease amendment was retroactive, effective March 1, 2009. Under the terms of this lease amendment, we reduced our leased space from 65,469 square feet to 25,309 square feet, and we extended the termination date of the lease from December 31, 2010 to June 30, 2013.

The monthly base rent from March 1, 2009 to June 30, 2010 is $28,473, subject to an overpayment credit for March 2009. The monthly base rent for the 12 months ended June 30, 2011, 2012, and 2013 is $36,909, $38,196 and $39,545, respectively. In addition, we will continue to pay our allocable share of building operating expenses (common area maintenance, building insurance, and property taxes). However, our allocable share of those expenses has been reduced from 100% to approximately 40%.

As a result of the lease amendment, our future minimum payments required under operating leases have decreased by $525,000 and $372,000 in 2009 and 2010, respectively. Due to the extended lease term, future minimum payments have increased by $451,000 $466,000 and $237,000 for the years 2011, 2012 and 2013, respectively.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”. These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements. We do not anticipate the adoption of these FSPs will materially impact the Company. These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” which permitted a one-year deferral for the implementation of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning in the quarter ended March 31, 2009, we adopted SFAS 157 for such non-financial assets and liabilities, which, for the Company, primarily affects our long-lived asset impairment tests and our valuation of our minority investment in unconsolidated subsidiary. The full adoption of SFAS 157 did not impact the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141 (R) and SFAS No. 160 on January 1, 2009, did not have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (FSP FAS 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. . The adoption of FSP FAS 142-3 did not have a material impact on our financial statements.

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

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Historically, we invested our funds in money market funds and auction rate securities. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. In the first quarter of 2008, we completed the liquidation of our investments in auction rate securities at par and invested the proceeds in money market funds that invest in high quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Substantially all of our money market funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008 for investments in money market funds as of September 19, 2008. In the fourth quarter of 2008 we began to also invest in U.S. Treasury bills and FDIC-insured certificates of deposit. Because of the current global economic crisis, we continue to evaluate the security of our investments and the institutions where we hold our investments.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

(b) On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through March 31, 2009, we have used approximately $42.5 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in money market funds that invest in high quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations, U.S. Treasury Securities and FDIC-insured certificates of deposit. Substantially all of our money market funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008 for investments in money market funds as of September 19, 2008. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1*	Summary of Market Leader, Inc. 2009 Management Variable Cash Compensation Plan incorporated by reference to the Registrant’s Form 8-K filed on April 6, 2009 (File No. 000-51032).

10.2	Third Amendment to Lease, dated as of March 1, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 14, 2009 (File No. 000-51032).

10.3+	First Amendment to Lease, dated as of May 26, 2005, by and between Multi-Employer Property Trust and HouseValues, Inc. and Second Amendment to Lease, dated as of October 14, 2005, by and between New Tower Multi-Employer Property Trust and HouseValues, Inc.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: May 6, 2009