Form 10-Q
period 2009-06-30
Market Leader, Inc.
filed 2009-08-06
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51032

Market Leader, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1982679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11332 NE 122nd Way, Suite 200 Kirkland, WA	98034
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, there were outstanding 24,120,760 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$5,947	$10,131	$12,476	$21,327
Expenses:
Sales and marketing (1)	4,676	6,242	9,418	13,672
Technology and product development (1)	1,278	1,491	2,685	3,449
General and administrative (1)	1,744	2,232	3,713	4,938
Gain on sale of fixed assets	—	—	—	(791)
Depreciation and amortization of property and equipment (2)	780	1,015	1,583	1,974
Amortization of acquired intangible assets	480	492	962	984

Total expenses	8,958	11,472	18,361	24,226

Loss from operations	(3,011)	(1,341)	(5,885)	(2,899)
Equity in loss of investee	(61)	(185)	(155)	(336)
Interest income and expense, net	59	289	154	808

Loss before income tax expense	(3,013)	(1,237)	(5,886)	(2,427)
Income tax expense	2	34	4	36

Net loss	(3,015)	(1,271)	(5,890)	(2,463)

Net loss per share—basic and diluted	$(0.13)	$(0.05)	$(0.24)	$(0.10)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2009	2008	2009	2008

Sales and marketing	$184	$225	$388	$378
Technology and product development	(50)	8	33	78
General and administrative	401	512	825	1,112

	$535	$745	$1,246	$1,568

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2009	2008	2009	2008

Technology and product development	$595	$781	$1,210	$1,512
General and administrative	185	234	373	462

	$780	$1,015	$1,583	$1,974

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$34,220	$47,668
Short-term investments	20,991	10,980
Trade accounts receivable, net of allowance of $30 and $29	56	79
Prepaid expenses and other current assets	1,277	1,482

Total current assets	56,544	60,209
Property and equipment, net of accumulated depreciation of $13,202 and $13,859	4,517	4,452
Acquired intangible assets, net of accumulated amortization of $5,468 and $4,505	3,224	4,179
Minority investment in investee	429	584

Total assets	$64,714	$69,424

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$744	$736
Accrued compensation and benefits	1,113	1,767
Accrued expenses and other current liabilities	961	1,111
Deferred rent, current portion	214	289
Deferred revenue	544	374

Total current liabilities	3,576	4,277
Deferred rent, less current portion	841	303

Total liabilities	4,417	4,580
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,120,760 and 24,035,074 shares at June 30, 2009 and December 31, 2008, respectively	69,243	67,900
Accumulated deficit	(8,946)	(3,056)

Total shareholders’ equity	60,297	64,844

Total liabilities and shareholders’ equity	$64,714	$69,424

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,890)	$(2,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,583	1,974
Amortization of acquired intangible assets	962	984
Stock-based compensation	1,246	1,568
Gain on sale of fixed assets	—	(791)
Deferred income tax expense	—	59
Equity in loss of investee	155	336
Changes in certain assets and liabilities:
Trade accounts receivable	23	36
Prepaid expenses and other current assets	280	(81)
Other noncurrent assets	—	398
Accounts payable	(172)	(505)
Accrued compensation and benefits	(654)	(157)
Accrued expenses and other current liabilities	(57)	(447)
Deferred rent	463	(221)
Deferred revenue	170	45

Net cash (used in) provided by operating activities	(1,891)	735

Cash flows from investing activities:
Purchases of short-term investments	(19,981)	—
Sales of short-term investments	10,000	27,400
Proceeds from sale of fixed assets	—	1,209
Purchases of property and equipment	(1,425)	(970)
Payments related to the Realty Generator acquisition	(155)	(382)

Net cash (used in) provided by investing activities	(11,561)	27,257

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(41)	—
Purchase and retirement of common stock	—	(997)
Proceeds from exercises of stock options	45	207

Net cash provided by (used in) financing activities	4	(790)

Net (decrease) increase in cash and cash equivalents	(13,448)	27,202
Cash and cash equivalents at beginning of period	47,668	35,450

Cash and cash equivalents at end of period	$34,220	$62,652

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, Market Leader, Inc. (NASDAQ: LEDR) provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator in internet-based marketing services for real estate professionals since the company’s inception. Our HouseValues® and JustListed® lead generation products deliver home seller or buyer leads to customers via an online software tool that is generally bundled with the offerings. These products have accounted for the majority of customer relationships and revenue throughout the Company’s history and continued to do so in the second quarter of 2009.

In 2008 we began to shift our business model from our original lead generation model toward offerings that combine software-as-a-service with access to industry-leading advertising buying and lead generation services.

In November 2008 we introduced Growth Leader TM, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team Leader TM. Together with RealtyGenerator TM, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These products feature Vision, a personalized website and proprietary customer relationship management (CRM) tool for real estate agents, and include access to industry-leading advertising buying and lead generation services to help them attract new clients and promote themselves throughout their community.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full year.

Consolidation — The condensed consolidated financial statements include the financial statements of Market Leader and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events — We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 6, 2009, the day the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets, the useful lives and potential impairment of intangible assets and property and equipment, the carrying value of our equity investment in an investee, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and uncertain tax liabilities among others. We base our estimates on historical experience and other factors, including the current economic environment, which we believe to be appropriate under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Economic conditions, including illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial condition or results of operations. We plan to update references to generally accepted accounting principles using Codification references effective with the Form 10-Q for the quarter ending September 30, 2009, as required.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

In April 2009, the FASB issued the FASB Staff Position (“FSP”) FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS No. 115-2 and FAS 124-2 (“FSP FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments. These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP FAS No. 107-1 and APB 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments, to require disclosures of fair value of certain financial instruments in interim financial statements. These FSPs were effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 and the adoption of these FSPs did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 which permitted a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning in the quarter ended March 31, 2009, we adopted SFAS 157 for such non-financial assets and liabilities, which, for Market Leader, primarily affects our long-lived asset impairment tests and our valuation of our minority investment in unconsolidated subsidiary. The full adoption of SFAS 157 did not impact our results of operations or financial condition.

In November 2008, the FASB issued FSP EITF 08-6, Equity Method Investment Accounting Considerations (“FSP EITF 08-6) to clarify accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141(R), (“SFAS 141(R)”), Business Combinations , and SFAS 160, (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements . FSP EITF 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. FSP EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. The adoption of FSP EITF 08-6 on January 1, 2009, did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS141 (R)and SFAS 160. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 (R) and SFAS 160 on January 1, 2009, did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within that year. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material impact on our financial statements.

Note 2: Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share uses the weighted average common shares outstanding plus dilutive stock options. Because we have reported losses for the periods presented, none of our stock options are included in the diluted per share calculations.

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(3,015)	$(1,271)	$(5,890)	$(2,463)
Weighted average common shares outstanding	24,112	24,235	24,085	24,379
Dilutive effect of equity-based awards	—	—	—	—

Diluted Shares	24,112	24,235	24,085	24,379

Net loss per share—basic and diluted	$(0.13)	$(0.05)	$(0.24)	$(0.10)

Antidilutive equity-based awards	4,384	3,435	4,384	3,435

Note 3: Cash, Cash Equivalents and Short-Term Investments

At June 30, 2009, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$967	$—	$967
Money market account	33,253	—	33,253

Cash and cash equivalents	$34,220	$—	$34,220

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$14,991	$4	$14,995
Certificates of Deposit	6,000	46	6,046

Short-Term investments	$20,991	$50	$21,041

As of June 30, 2009, the U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and the U.S. Treasury bills are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificates of deposit is based on a certificate of deposit pricing model. All of our investments have a contractual maturity of one year or less.

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

As of December 31, 2008, the U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and the U.S. Treasury bills are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit is based on a certificate of deposit pricing model. All of our investments have a contractual maturity of one year or less.

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

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under SFAS 157 as of June 30, 2009. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Money Market Funds	$33,253	$33,253	—	—

Note 4: Amended Lease

On April 8, 2009, we amended the lease agreement for our corporate headquarters. The lease amendment is retroactive, effective March 1, 2009. Under the terms of this lease amendment, we reduced our monthly lease obligation effective March 1, 2009 and reduced our leased space from 65,469 square feet to 25,309 square feet effective June 23, 2009. Further, we extended the termination date of the lease from December 31, 2010 to June 30, 2013. We have an option to extend the lease term for an additional five years.

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

As a result, our future minimum payments required under operating leases have decreased by $525 and $372 in 2009 and 2010, respectively. Due to the extended lease term, future minimum payments are $451, $466 and $237 for the years 2011, 2012 and 2013, respectively.

In connection with the new lease, the landlord provided a tenant improvement incentive of $304 to cover some of the costs of remodeling the space for the Company’s use. It has been recorded as deferred rent and along with the deferred rent remaining from the original lease, is being amortized over the revised term of the lease.

Note 5: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite service period.

Determining Fair Value—Assumptions

The value of each employee option granted during the three and six month periods ended June 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected life (in years)	3.5	3.5	3.5	3.5
Weighted average expected volatility	61%	50%	59%	59%
Weighted average risk-free interest rate	1.50%	2.50%	1.17%	2.44%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$0.77	$1.15	$0.66	$1.27

Stock Option Activity

Options granted, exercised, forfeited and expired under all of our stock option plans for the six-month period ended June 30, 2009 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,235,889	$4.62
Options granted	259,450	1.52
Options exercised	30,000	1.50
Options forfeited	(147,111)	3.13
Options expired	(117,388)	8.25

Outstanding at June 30, 2009	3,200,840	$4.33	6.9 years	$99

Exercisable at June 30, 2009	1,824,423	$5.40	5.3 years	$4

The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Intrinsic value of options exercised	$10	$39	$10	$63
Grant date fair value of options vested	$264	$396	$1,418	$1,170
Grant date fair value of options forfeited	$154	$278	$193	$1,819

Stock Awards

During the six months ended June 30, 2009, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2008	1,534,030	$3.24
Restricted stock units granted	—	—
Restricted stock units vested	(82,000)	2.73
Restricted stock units forfeited	(268,900)	3.03

Nonvested stock award balance at June 30, 2009	1,183,130	$3.32

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

	Six months ended June 30,
	2009	2008
Total cost of share-based payment plans	$1,341	$1,636
Amounts capitalized in internally developed software	(95)	(68)

Amounts charged against income	$1,246	$1,568

Amount of related income tax benefit recognized in income	$—	$—
Amounts recognized in income for amounts previously capitalized in fixed assets	$56	$52

In 2009 and 2008, we recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation, reducing the net benefit on the income statement to zero.

As of June 30, 2009, we had $3,695 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.3 years.

Note 6: Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2009	2008
Cash paid during the period for income taxes	$8	$13
Non-cash investing and financing activities:
Increase in payables for property and equipment	$135	$—
Change in accrued payments in connection with acquisitions	$—	$(29)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could affect our actual results include, but are not limited to, our ability to retain and increase our customer base, to respond to competitive threats and real estate market conditions, to manage lead generation and other costs, to develop new products, to expand into new lines of business, and to effectively re-brand and re-launch our company. A more detailed description of these and other risks that could materially affect our actual results is included under the heading Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward looking statements. The forward-looking statements are made as of the date of this report, and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

    Our Business

We provide real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator in internet-based marketing services for real estate professionals since the Company’s inception in 1999. Our HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is generally bundled with the offerings. These products have accounted for the majority of customer relationships and revenue throughout the Company’s history and continued to do so in the second quarter of 2009.

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

    Review of Second Quarter 2009

Revenue for the second quarter was $5.9 million, down 41% from the same period in 2008. The change in revenue was due primarily to a decline in our customer base.

We believe our revenue trend continues to reflect the broader real estate market conditions, which have been further affected by challenges in the global banking, credit and mortgage-lending markets. U.S existing home sales increased in the second quarter from the first quarter of 2009, based upon research published by the National Association of Realtors. However, research from REAL Trends says that real estate commissions were lower in the second quarter compared to the first quarter. We expect real estate professionals to remain cautious regarding new marketing expenditures as they recover from the industry slowdown. We believe commissions are the better predictor of the level of marketing investments that real estate professionals are willing to make. Despite the market backdrop, our customer retention rate improved in the second quarter to 94.2 percent compared to 92.8 percent in the first quarter of 2009.

We also continued to make progress shifting our business model toward our Vision–based products. While the majority of the $2.1 million in Vision product revenue in the second quarter came from our RealtyGenerator product, we continued to see promising results from our new Growth Leader product as our agent sales team began selling this new product more broadly. Growth Leader also played an important role in our customer retention efforts as we began transitioning some existing customers to this new product, effectively converting some who intended to cancel into advocates of Growth Leader and the Company. At the end of the quarter Growth Leader had approximately 1,064 customers.

We believe that the features of our Vision product set and the success that many of our Vision customers are experiencing despite today’s industry downturn enable the testing of new sales methods. In another initiative designed to expand our Vision-based customer base, we announced last quarter a strategic partnership with Realty Executives International, a leading real estate company with more than 700 brokerage company franchisees in its network. Realty Executives is launching a strategy to help each of its franchisees build their Internet presence into a source of lead generation and profits, and they plan to achieve this goal by offering our RealtyGenerator product. To support this initiative, we structured a program to greatly reduce the customers’ initial risk by waiving many of the fees that we would normally collect in the initial months of service. Realty Executives also is supporting this program by providing participating franchisees with co-marketing funds. As a result of this promotion, we expect to achieve better penetration into their franchise brokerage network than would otherwise be possible if limited to our traditional sales approaches. At the end of the second quarter of 2009, we had signed over 100 agreements with Realty Executive brokerages. We expect modest revenue contribution and expense as we support these customers through a discounted trial period, with more significant positive contribution in 2010.

Over the past three years, we have adapted to changing market conditions by better aligning expenses with expected revenue in an effort to avoid non-strategic uses of cash. We believe that selective acquisitions, share repurchases and continued investments in our business can all potentially be strategic uses of cash. We were able to reduce a significant non-strategic expense as a result of our successful renegotiation of our Kirkland, Washington facility lease. With this amendment, we eliminated the expense of excess space, avoided fees for early lease termination, and kept the team in our current location focused on building the business. We began to realize these savings in the second quarter, and expect the full impact of these cost savings to be realized during the third quarter of 2009.

Because we cannot be certain of the depth and duration of the downturn amid this uncertainty we are facing in at least the near-term, we believe that cash has significant option value and that preserving that value will continue to be prudent until we have greater visibility in the economy and our business. That said, we believe that the potential benefits of investment in the business have been enhanced by our recent introduction of innovative products, and we expect to gain share of mind and market by beginning to present our new solutions ahead of the inflection point of the real estate industry downturn. We expect to continue to use some cash in operations during the remainder of 2009 to maintain support for our strategic initiatives.

Results of Operations

Revenues

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues (in thousands)	$5,947	$10,131	$12,476	$21,327

Revenues decreased 41% and 42% for the quarter and year-to-date periods ended June 30, 2009, respectively, compared to the same periods in 2008. This decrease is primarily due to a 35% decline in our average customer base and a 10% decline in our average revenue per customer over the past twelve months. We believe the cyclical downturn in the real estate industry has negatively impacted the ability of real estate professionals to pay for marketing services and other lead generation costs, which is reflected in our decreased customer base and our lower average revenue per customer.

Revenue in the second quarter of 2009 decreased 9% from the first quarter of 2009. On a sequential quarterly basis, we experienced a 10% decrease in average customer count, which was offset by a modest increase in average revenue per customer of 2%. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our new Vision products — RealtyGenerator, Team Leader and Growth Leader — provided 35% of second quarter revenue and we anticipate that they will represent a majority of revenue by year-end. Based on our experience with the RealtyGenerator product, we believe these additional product offerings will help us to achieve better customer retention rates and improved operating results over time. A combination of factors — the expected shift in our product mix, a smaller customer base, as well as the increased portion of customers that are now at least two-year tenured and demonstrating above-average retention — lead us to expect that the sequential declines in quarterly revenue will significantly moderate starting in the third quarter, and that this will create an opportunity for us to build on this baseline and return the business to growth as economic conditions improve.

    Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total sales and marketing expense (in thousands)	$4,676	$6,242	$9,418	$13,672

Total sales and marketing expense as a % of revenue	79%	62%	75%	64%

Sales and marketing expense decreased for the three and six month periods ended June 30, 2009 when compared to the same periods in 2008, primarily due to reduced advertising costs and customer acquisition expenses. The decreases in advertising costs were driven primarily by the decrease in revenues for the three and six month periods ended June 30, 2009 compared to the same periods in 2008. Advertising costs increased slightly as a percentage of revenue due to the shift in our product mix to our Vision-based products for which advertising represents a higher percentage of related revenue. We have reduced our customer acquisition expenses in response to the current business environment by reducing staffing costs as well as acquisition marketing efforts. Headcount at June 30, 2009 for our sales and marketing groups decreased 20% to 103, compared to 129 at June 30, 2008. While we have managed a lower overall expense level, sales and marketing expense has increased relative to revenue on the lower revenue base.

Sales and marketing expense in the second quarter of 2009 was comparable to the first quarter of 2009.

Given the expected shift in our product mix to our Vision-based products, we expect to support sales initiatives for our Vision-based products and also anticipate advertising costs will become an increasing percentage of revenue, driving an overall increase in sales and marketing expenses as a percentage of revenue during the remainder of 2009.

Technology and Product Development

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total technology and product development expense (in thousands)	$1,278	$1,491	$2,685	$3,449

Total technology and product development expense as a % of revenue	21%	15%	22%	16%

Technology and product development expense decreased for the three and six month periods ended June 30, 2009 when compared to the same periods in 2008, as we reduced our business expenses in recognition of our lower revenues. We believe we have maintained resources required to deliver new products and enhancements, as well as to support our products and infrastructure. While we have managed a lower overall expense level, technology and product development expense has increased relative to our lower revenue base.

Technology and product development expense decreased 9% in the second quarter of 2009 when compared to the first quarter of 2009 primarily due to reduced consulting and licensing expenses.

For the remainder of 2009, we expect the level of technology and product development expenses to remain fairly consistent as we continue to enhance our new Vision-based products and to develop new product offerings on the Vision platform.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total general and administrative expense (in thousands)	$1,744	$2,232	$3,713	$4,938

Total general and administrative expense as a % of revenue	29%	22%	30%	23%

General and administrative expense decreased primarily due to reduced staffing and occupancy expenses. Staffing costs declined even though headcount remained consistent due to lower stock compensation charges, changes in the staffing mix and lower incentive earnings. Lower occupancy expenses reflect the terms of our amended lease. General and administrative expenses increased as a percentage of revenues for the three and six month periods ended June 30, 2009 when compared to the same periods last year due to our lower revenue base.

General and administrative expenses decreased 11% in the second quarter of 2009 compared to the first quarter of 2009 primarily due to reduced professional fees and staffing costs, as well as reduced occupancy expenses associated with the amended lease.

We expect quarterly general and administrative expenses to decrease modestly for the remainder of 2009, primarily as a result of the lower cost negotiated for our corporate headquarters, and to remain fairly consistent as a percentage of revenue on lower expected revenue.

Gain on sale of fixed assets

During the first quarter of 2008, we terminated our lease for the Yakima facility. We did not pay a fee to terminate the lease. In a related transaction, we assigned our purchase option for the Yakima facility and transferred all remaining assets in the facility to a third party for net cash of $1.2 million, resulting in a gain of $0.8 million.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 because many assets became fully depreciated during 2008 and early 2009. This decrease was offset, in part, by the acceleration of depreciation related to leasehold improvements in office space that we vacated in conjunction with our renegotiated office lease.

Equity in Loss of Investee

Our equity in the losses of ActiveRain Real Estate Network, a company in which we own 33.3%, decreased for the three and six months ended June 30, 2009 compared to the same period in 2008 due to decreased net losses as ActiveRain continued to grow their revenue base. We believe ActiveRain continues to have strategic value to Market Leader, and that the fair value of our investment is not less than the carrying value at June 30, 2009 of $0.4 million. However, as ActiveRain is still in the early stages of developing its business model there is continued risk associated with the value of our investment. Therefore we will continue to monitor events that could indicate we need to evaluate that asset for impairment.

Interest Income and expense, net

Interest income decreased for the three and six month periods ended June 30, 2009 when compared with the same periods in 2008 primarily due to decreased rates of return on investments as well as a lower investment balance. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. At June 30, 2009, we held $55.2 million in cash, cash equivalents and short-term investments, compared to $62.7 million at June 30, 2008.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We include a discussion of our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2008.

    Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the six quarters ended June 30, 2009. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
	(in thousands)
Operations Data:
Revenues	$5,947	$6,529	$7,783	$9,258	$10,131	$11,196
Expenses:
Sales and marketing	4,676	4,742	5,464	5,842	6,242	7,430
Technology and product development	1,278	1,407	1,536	1,424	1,491	1,958
General and administrative	1,744	1,969	1,987	2,320	2,232	2,706
Impairment of goodwill and long-lived assets	—	—	4,883	—	—	—
Gain on sale of fixed assets	—	—	—	—	—	(791)
Depreciation and amortization of property and equipment	780	803	1,032	1,040	1,015	959
Amortization of acquired intangible assets	480	482	454	491	492	492

Total expenses	8,958	9,403	15,356	11,117	11,472	12,754

Loss from operations	(3,011)	(2,874)	(7,573)	(1,859)	(1,341)	(1,558)
Impairment of and equity in loss of investee	(61)	(94)	(1,461)	(207)	(185)	(151)
Interest income and expense, net	59	95	128	289	289	519

Loss before income tax	(3,013)	(2,873)	(8,906)	(1,777)	(1,237)	(1,190)
Income tax expense (benefit)	2	2	(58)	31	34	2

Net loss	$(3,015)	$(2,875)	$(8,848)	$(1,808)	$(1,271)	$(1,192)

Key Operational Metrics

The following table presents key operational data and metrics for the six quarters ended June 30, 2009.

	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$5,909	$6,481	$7,732	$9,181	$10,063	$11,118
Other revenues (2)	38	48	51	77	68	78

Total revenues	$5,947	$6,529	$7,783	$9,258	$10,131	$11,196
Real estate professional customers, end of period (3)	5,842	6,361	7,245	8,381	9,078	9,550
Average monthly retention rate (4)	94.2%	92.8%	92.2%	93.6%	93.6%	92.5%
Average real estate professional customers in the quarter (5)	6,102	6,803	7,813	8,730	9,314	10,008
Average monthly revenue per customer (6)	$323	$318	$330	$351	$360	$370

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our HouseValues, JustListed, Growth Leader, Team Leader, RealtyGenerator, HomePages, and Market Leader CRM products.
(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings.
(3)	Real estate professional customers consist of real estate agents subscribing to our HouseValues, JustListed, Growth Leader, Team Leader, HomePages, and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product. Customers are included in our key operating metrics when their service is active and are paying monthly service or advertising fees.

(4)	One minus our average monthly customer churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter, divided by the number of months in the quarter.

At the end of the second quarter of 2009, we had 5,842 customers. On a sequential quarter basis, our customer count decreased by 519 customers during the second quarter of 2009, compared to a decrease of 884 and 1,136 customers in the first quarter of 2009 and the fourth quarter of 2008, respectively.

It continued to be a challenging real estate market in the second quarter of 2009. While the National Association of Realtors reported that existing home sales improved in the second quarter to the best seasonally-adjusted annualized rate since October of 2008, research from REAL Trends, Inc. shows that real estate commissions were lower in the second quarter due to lower average home sale prices. We believe commissions are the better predictor of the level of marketing investments that real estate professionals are willing to make.

Our average monthly customer retention rate improved to 94.2% for the second quarter of 2009 from 92.8% in the first quarter of 2009. Our new Growth Leader product contributed to this improvement in retention as we began transitioning some existing customers to this new product, effectively saving as customers some who intended to cancel. Due to the continued volatility of the real estate market and broader economic concerns, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the second quarter of 2009 increased slightly compared to the first quarter of 2009 primarily as a result of the shift in our product mix. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we may generate from our operations. At June 30, 2009, our cash, cash equivalents and short-term investments totaled $55.2 million as compared to $58.6 million at December 31, 2008.

Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. As of June 30, 2009, we have invested in cash equivalents consisting of the money market funds that hold high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations as well as U.S. Treasury securities. Substantially all of our money market funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008. Short-term investments are comprised of U.S. Treasury securities and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Six months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash from operating activities	$(1,891)	$735
Cash from investing activities	(11,561)	27,257
Cash from financing activities	4	(790)

Operating Activities

Net cash from operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes, gain on sales of fixed assets, equity in losses of our unconsolidated subsidiary and the effects of changes in working capital. We used cash in operations of $1.9 million in the first half of 2009, compared to the cash flow provided by operations for the first half of 2008 of $0.7 million. The increase in cash used in operations was primarily due to an increase in our net loss partially offset by a smaller increase in net working capital.

Investing Activities

Cash used in investing activities for the first half of 2009 increased by $38.8 million compared to the same period in 2008. During the first half of 2009, we invested $20.0 million into short-term investments and sold $10.0 million compared to the first quarter of 2008 liquidation of all of our short-term investments. Also in 2008, we received proceeds of $1.2 million from the assignment of our purchase option for the Yakima facility and the transfer of all remaining assets in the facility.

Financing Activities

Cash provided by financing activities for the first half of 2009 increased by $0.8 million compared to the first half of 2008. The change was primarily due to our purchase and retirement of common stock in the first half of 2008.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the first half of 2009. At June 30, 2009, 0.9 million shares remain available for purchase under the share repurchase program.

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

As a result of the lease amendment, our future minimum payments required under operating leases have decreased by $525,000 and $372,000 in 2009 and 2010, respectively. Due to the extended lease term, future minimum payments are $451,000 $466,000 and $237,000 for the years 2011, 2012 and 2013, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial condition or results of operations. We plan to update references to generally accepted accounting principles using Codification references effective with the Form 10-Q for the quarter ending September 30, 2009, as required.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

In April 2009, the FASB issued the FASB Staff Position (“FSP”) FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS No. 115-2 and FAS 124-2 (“FSP FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments. These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP FAS No. 107-1 and APB 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments, to require disclosures of fair value of certain financial instruments in interim financial statements. These FSPs were effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 and the adoption of these FSPs did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a common definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about such fair value measurements. The provisions of SFAS 157 adopted at the beginning of 2008 did not have an impact on our financial position and results of operations. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 which permitted a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning in the quarter ended March 31, 2009, we adopted SFAS 157 for such non-financial assets and liabilities, which, for Market Leader, primarily affects our long-lived asset impairment tests and our valuation of our minority investment in unconsolidated subsidiary. The full adoption of SFAS 157 did not impact our results of operations or financial condition.

In November 2008, the FASB issued FSP EITF 08-6, Equity Method Investment Accounting Considerations (“FSP EITF 08-6) to clarify accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141(R), (“SFAS 141(R)”), Business Combinations , and SFAS 160, (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements . FSP EITF 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. FSP EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. The adoption of FSP EITF 08-6 on January 1, 2009, did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS141 (R) and SFAS 160. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 (R) and SFAS 160 on January 1, 2009, did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within that year. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material impact on our financial statements.

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

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II – OTHER INFORMATION

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

(b) On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through June 30, 2009, we have used approximately $43.4 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in money market funds that invest in high quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations, U.S. Treasury Securities and FDIC-insured certificates of deposit. Substantially all of our money market funds are covered by the Temporary Guarantee Program for Money Market Funds provided by the U.S. Treasury as announced in September 2008 for investments in money market funds as of September 19, 2008. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 28, 2009. The following nominee was elected to be director for a three-year term expiring in 2012, by the vote set forth below. There were no broker non-votes.

Nominee	For	Withheld
Nicolas J. Hanauer	21,337,823	1,391,331

Continuing directors are Jon W. Gacek, Richard A. Mendenhall , and Ian Morris whose terms expire in 2011 and Frank M. “Pete” Higgins whose term expires in 2010.

The proposal to approve the material terms of the performance goals and related amendments in the 2004 Equity Incentive Plan, as amended and restated, for purposes of Section 162 (m) of the Internal Revenue code was approved by the vote set forth below.

For	Against	Abstain	Broker non-votes
15,491,048	1,737,341	967	5,499,798

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1*	Market Leader, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A (File No. 000-51032) filed on April 10, 2009).

10.2	Third Amendment to Lease, dated as of March 1, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-51032) filed on April 14, 2009).

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: August 6, 2009