Form 10-Q
period 2009-09-30
Market Leader, Inc.
filed 2009-11-04
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

As of October 30, 2009, there were outstanding 24,397,248 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$5,816	$9,258	$18,292	$30,585
Expenses:
Sales and marketing (1)	4,922	5,842	14,340	19,514
Technology and product development (1)	1,211	1,424	3,896	4,873
General and administrative (1)	1,733	2,320	5,446	7,258
Gain on sale of fixed assets	—	—	—	(791)
Depreciation and amortization of property and equipment (2)	593	1,040	2,176	3,014
Amortization of acquired intangible assets	481	491	1,443	1,475

Total expenses	8,940	11,117	27,301	35,343

Loss from operations	(3,124)	(1,859)	(9,009)	(4,758)
Equity in loss of investee	(97)	(207)	(252)	(543)
Interest income and expense, net	45	289	199	1,097

Loss before income tax expense	(3,176)	(1,777)	(9,062)	(4,204)
Income tax expense	2	31	6	67

Net loss	(3,178)	(1,808)	(9,068)	(4,271)

Net loss per share — basic and diluted	$(0.13)	$(0.07)	$(0.38)	$(0.18)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2009	2008	2009	2008
Sales and marketing	$315	$302	$703	$680
Technology and product development	74	37	107	115
General and administrative	507	675	1,332	1,787

	$896	$1,014	$2,142	$2,582

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2009	2008	2009	2008
Technology and product development	$502	$825	$1,712	$2,337
General and administrative	91	215	464	677

	$593	$1,040	$2,176	$3,014

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$32,410	$47,668
Short-term investments	20,983	10,980
Trade accounts receivable, net of allowance of $24 and $29	46	79
Prepaid expenses and other current assets	854	1,482

Total current assets	54,293	60,209
Property and equipment, net of accumulated depreciation of $13,772 and $13,859	4,616	4,452
Acquired intangible assets, net of accumulated amortization of $5,948 and $4,505	2,743	4,179
Minority investment in investee	332	584

Total assets	$61,984	$69,424

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$137	$736
Accrued compensation and benefits	1,096	1,767
Accrued expenses and other current liabilities	1,431	1,111
Deferred rent, current portion	214	289
Deferred revenue	485	374

Total current liabilities	3,363	4,277
Deferred rent, less current portion	797	303

Total liabilities	4,160	4,580
Shareholders’ equity:
Preferred stock, par value $0.001 per share, stated at amounts paid in; authorized 30,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,397,248 and 24,035,074 shares at September 30, 2009 and December 31, 2008, respectively	69,948	67,900
Accumulated deficit	(12,124)	(3,056)

Total shareholders’ equity	57,824	64,844

Total liabilities and shareholders’ equity	$61,984	$69,424

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,068)	$(4,271)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,176	3,014
Amortization of acquired intangible assets	1,443	1,475
Stock-based compensation	2,142	2,582
Gain on sale of fixed assets	—	(791)
Deferred income tax expense	—	92
Equity in loss of investee	252	543
Changes in certain assets and liabilities:
Trade accounts receivable	33	56
Prepaid expenses and other current assets	680	253
Other noncurrent assets	—	398
Accounts payable	(634)	(502)
Accrued compensation and benefits	(671)	(484)
Accrued expenses and other current liabilities	418	(655)
Deferred rent	419	(320)
Deferred revenue	111	1

Net cash (used in) provided by operating activities	(2,699)	1,391

Cash flows from investing activities:
Purchases of short-term investments	(29,964)	—
Sales of short-term investments	20,000	27,400
Proceeds from sale of fixed assets	—	1,209
Purchases of property and equipment	(2,210)	(1,816)
Payments related to the Realty Generator acquisition	(155)	(639)

Net cash (used in) provided by investing activities	(12,329)	26,154

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(275)	(228)
Purchase and retirement of common stock	—	(1,006)
Proceeds from exercises of stock options	45	259

Net cash used in financing activities	(230)	(975)

Net (decrease) increase in cash and cash equivalents	(15,258)	26,570
Cash and cash equivalents at beginning of period	47,668	35,450

Cash and cash equivalents at end of period	$32,410	$62,020

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Founded in 1999, Market Leader, Inc. (NASDAQ: LEDR) provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator in internet-based marketing services for real estate professionals since the Company’s inception. Our HouseValues® and JustListed® lead generation products deliver home seller or buyer leads to customers via an online software tool that is generally bundled with the offerings. These products have accounted for the majority of customer relationships and revenue throughout the Company’s history and continued to do so in the third quarter of 2009.

In 2008 we began to shift our business model from our original lead generation model toward offerings that combine software-as-a-service with access to industry-leading advertising buying and lead generation services.

In November 2008 we introduced Growth Leader TM, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team Leader TM. Together with RealtyGenerator ®, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These products feature Vision, a personalized website and proprietary customer relationship management (CRM) tool for real estate agents, and include access to industry-leading advertising buying and lead generation services to help them attract new clients and promote themselves throughout their community.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full year.

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

Subsequent Events — We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 4, 2009, the day the financial statements were issued.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Topic 105-10, which established the FASB Accounting Standards Codification (“ASC”) as the single authoritative source of generally accepted accounting principles (“GAAP”) in the U.S. The ASC did not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and we have updated all references to authoritative literature effective with our Form 10-Q for the quarter ended September 30, 2009. The adoption had no impact on the reporting of our financial condition or results of operations.

Note 2: Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share uses the weighted average common shares outstanding plus dilutive stock options. Because we have reported losses for the periods presented, none of our stock options are included in the diluted per share calculations.

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(3,178)	$(1,808)	$(9,068)	$(4,271)
Weighted average common shares outstanding	24,184	24,311	24,118	24,357
Dilutive effect of equity-based awards	—	—	—	—

Diluted Shares	24,184	24,311	24,118	24,357

Net loss per share — basic and diluted	$(0.13)	$(0.07)	$(0.38)	$(0.18)

Antidilutive equity-based awards	4,995	4,745	4,995	4,745

Note 3: Cash, Cash Equivalents and Short-Term Investments

At September 30, 2009, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$839	$—	$839
Money market account	31,571	—	31,571

Cash and cash equivalents	$32,410	$—	$32,410

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$14,983	$3	$14,986
Certificates of Deposit	6,000	37	6,037

Short-Term investments	$20,983	$40	$21,023

At December 31, 2008, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,637	$—	$1,637
U.S. Treasury bills	9,996	4	10,000
Money market account	36,035	—	36,035

Cash and cash equivalents	$47,668	$4	$47,672

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$9,980	$18	$9,998
Certificate of Deposit	1,000	6	1,006

Short-Term investments	$10,980	$24	$11,004

At both September 30, 2009 and December 31, 2008, the U.S. Treasury bills and certificates of deposit were classified as held-to-maturity. Therefore, the U.S. Treasury bills are carried at their amortized cost basis, and the certificates of deposit are carried at cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificates of deposit is based on a certificate of deposit pricing model. All of our investments have a contractual maturity of one year or less.

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 4: Fair Value Measurements

ASC 820-10 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

The following table sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of September 30, 2009. As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Money Market Funds	$31,571	$31,571	—	—

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

We perform impairment tests on certain assets, including intangible assets and other long-lived assets at fair value on a nonrecurring basis annually in the fourth quarter or if and when a triggering event occurs. If there is an impairment, these assets would be measured at fair value. For the period ended September 30, 2009, there were no impairments recorded for intangible assets and other long-lived assets.

Note 5: Amended Lease

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

In connection with the new lease, the landlord provided a tenant improvement incentive of $304 to cover some of the costs of remodeling the space for the Company’s use. It has been recorded as deferred rent and along with the deferred rent remaining from the original lease is being amortized over the revised term of the lease.

Note 6: Stock-based Compensation Plans

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite service period.

Determining Fair Value — Assumptions

The value of each employee option granted during the three and nine month periods ended September 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected life (in years)	3.5	3.5	3.5	3.5
Weighted average expected volatility	60%	50%	60%	51%
Weighted average risk-free interest rate	1.73%	2.90%	1.58%	2.83%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$0.86	$1.12	$0.81	$1.14

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

Stock Option Activity

Options granted, exercised, forfeited and expired under all of our stock option plans for the nine-month period ended September 30, 2009 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,235,889	$4.62
Options granted	950,050	1.84
Options exercised	(30,000)	1.50
Options forfeited	(229,100)	3.17
Options expired	(119,905)	8.28

Outstanding at September 30, 2009	3,806,934	$3.92	7.2 years	$438

Exercisable at September 30, 2009	2,001,775	$5.30	5.3 years	$63

The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Intrinsic value of options exercised	—	$4	$10	$67
Grant date fair value of options vested	$380	$332	$991	$1,609
Grant date fair value of options forfeited	$115	$39	$309	$1,857

Stock Awards

During the nine months ended September 30, 2009, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2008	1,534,030	$3.24
Restricted stock units granted	473,000	1.95
Restricted stock units vested	(468,150)	3.66
Restricted stock units forfeited	(350,880)	3.04

Nonvested stock award balance at September 30, 2009	1,188,000	$2.62

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based awards:

	Nine months ended September 30,
	2009	2008
Total cost of share-based payment plans	$2,278	$2,705
Amounts capitalized in internally developed software	(136)	(123)

Amounts charged against income	$2,142	$2,582

Amount of related income tax benefit recognized in income	$—	$—
Amounts recognized in income for amounts previously capitalized in fixed assets	$84	$83

In 2009 and 2008, we recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation, reducing the net benefit on the income statement to zero.

As of September 30, 2009, we had $4,235 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.6 years.

Note 7: Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2009	2008
Cash paid during the period for income taxes	$(8)	$(13)
Income tax refunds received during the period	$—	$65
Non-cash investing and financing activities:
Increase in payables for property and equipment	$—	$(72)
Change in accrued payments in connection with acquisitions	$—	$(34)
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee restricted stock	$275	$228

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We provide real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999.

Our traditional HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine software-as-a-service with access to advertising buying and lead generation services.

In November 2008 we introduced Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team Leader. Together with RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These products feature Vision, a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community. The Vision-based products have represented an increased portion of our sales in 2009, growing to 46 percent of revenue in the third quarter.

Review of Third Quarter 2009

Revenue for the third quarter was $5.8 million, down 37% from the same period in 2008, primarily as a result of the decline in our customer base. We have experienced several quarterly revenue declines although more recently, the sequential quarterly revenue declines have moderated. A combination of factors — the increased portion of revenue from Vision-based products, a smaller overall customer base, as well as the increased portion of customers that are now at least two-year tenured and demonstrating above-average retention — leads us to believe that the company has achieved relative revenue stability. While we expect continued fluctuations in the coming quarters, we believe that any sequential quarterly revenue declines will be modest compared to those seen in recent years.

We believe our revenue trend continues to reflect the broader real estate market conditions, which have been further affected by challenges in the global banking, credit and mortgage-lending markets over the past year. U.S existing home sales in the third quarter have improved 5 percent over the third quarter a year ago based upon research published by the National Association of Realtors. However, research from REAL Trends shows that third quarter real estate commissions were 13 percent less than in the comparable quarter of 2008. We believe this most directly impacts the investment that real estate professionals are able to make in marketing services such as ours. As real estate commissions improve, Market Leader expects real estate professionals to continue to remain cautious regarding new marketing expenditures for at least a couple of quarters as they recover from what has been a prolonged and significant downturn.

We continued to make progress shifting our business model toward our Vision–based products. While the majority of the $2.7 million in Vision product revenue in the third quarter came from our RealtyGenerator product, we continued to see promising results from our new Growth Leader product as our agent sales team began selling this new product more broadly. Growth Leader also played a role in our customer retention efforts as certain customers of our traditional lead generation products that intended to cancel have switched to the Growth Leader product, effectively extending the life of those customers. At the end of the third quarter we had 1,357 Growth Leader customers as compared to approximately 1,064 and 450 customers at the end of the second and first quarter, respectively.

Our longer term goal is to once again be a growing, profitable company, and we believe that to do so will require resurgence in customer acquisition. Towards that goal, we continue to test new sales methods, such as the strategic partnership with Realty Executives International. More than one hundred and forty of this firm’s franchised brokerages signed agreements through a special RealtyGenerator trial program that was created for this franchise network and ends for the majority of these customers in the fourth quarter and is expected to end for the remainder in the first quarter of 2010. Early experience with the limited number of brokerages for whom the trial has ended is positive, with the majority retained as customers. This experience, in addition to a prior smaller but successful initiative with Exit Realty, supports the Company’s belief that enterprise-level partnerships can effectively accelerate customer acquisition. A partnership with the Leading Real Estate Companies of the World network announced in the third quarter is just getting underway and will unfold over several quarters.

Over the past three years, we have adapted to changing market conditions by better aligning expenses with expected revenue in an effort to avoid non-strategic uses of cash. We reduced a significant non-strategic expense as a result of our successful renegotiation of our Kirkland, Washington facility lease in the second quarter, the first full cost savings benefit was realized in the third quarter. The lease amendment eliminated the expense of excess space, avoided fees for early lease termination, and kept the team in our current location focused on building the business.

We believe that cash has significant option value in today’s economic climate that is best preserved for strategic purposes. These purposes could potentially include selective acquisitions, share repurchases and continued investments in our business. We believe that the strategic value of investment in our business has been significantly enhanced by our recent introduction of innovative products. We used cash in operations in the first nine months of 2009 as part of a strategy to better present our new solutions and to gain share of mind and market ahead of the inflection point in real estate commissions.

Results of Operations

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues (in thousands)	$5,816	$9,258	$18,292	$30,585

Revenues decreased 37% and 40% for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease is primarily due to a 34% decline in our average customer base and a 10% decline in our average revenue per customer over the past nine months when compared to the prior year. We believe the cyclical downturn in the real estate industry has negatively impacted the ability of real estate professionals to pay for marketing services and other lead generation costs, which is reflected in our decreased customer base and our lower average revenue per customer.

Revenue in the third quarter of 2009 decreased 2% from the second quarter of 2009. On a sequential quarterly basis, we experienced a 7% decrease in average customer count, which was offset by an increase in average revenue per customer. While our customer retention rate declined slightly in the third quarter to 93.7 percent compared to 94.2 percent in the second quarter of 2009, this rate remains stronger than most quarters since 2007. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics” below.

Our new Vision products — RealtyGenerator, Team Leader and Growth Leader — provided 46% of third quarter revenue and we anticipate that they will represent a majority of revenue by year-end. Based on our experience with the RealtyGenerator product, as well as early and limited experience that shows Growth Leader retaining customers better than our traditional products, we believe that our Vision product offerings will help us to achieve and maintain better overall customer retention rates and improved operating results over time. A combination of factors — the increased portion of revenue from Vision-based products, a smaller overall customer base, as well as the increased portion of customers that are now at least two-year tenured and demonstrating above-average retention — lead us to believe that the company has achieved relative revenue stability. While we expect continued fluctuations in the coming quarters, we believe that any sequential quarterly revenue declines will be modest compared to those seen in recent years.

The Company expects seasonal and other business factors to result in fourth quarter revenue that is modestly lower than in the third quarter, and during the first half of 2010, the Company expects that continued momentum and growth from its Vision products will largely offset any attrition from its traditional products. As a result, the Company does not expect significant revenue declines during the first half of next year, even if market conditions do not improve from current levels. Should real estate commissions improve, Market Leader expects real estate professionals to continue to remain cautious regarding new marketing expenditures for at least a couple of quarters as they recover from what has been a prolonged and significant downturn.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales and marketing expense (in thousands)	$4,922	$5,842	$14,340	$19,514

Sales and marketing expense as a % of revenue	85%	63%	78%	64%

Sales and marketing expense decreased for the three and nine month periods ended September 30, 2009 when compared to the same periods in 2008, primarily due to reduced advertising costs and customer acquisition expenses. The decreases in advertising costs were driven primarily by the decrease in revenues for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. Advertising costs increased slightly as a percentage of revenue due to the shift in our product mix to our Vision-based products for which advertising represents a higher percentage of related revenue. We have reduced our customer acquisition expenses in response to the current business environment by reducing staffing costs as well as acquisition marketing efforts. Headcount at September 30, 2009 for our sales and marketing groups decreased 18% to 96, compared to 117 at September 30, 2008. While we have managed a lower overall expense level, sales and marketing expense has increased relative to revenue on the lower revenue base.

Sales and marketing expense increased 5% in the third quarter of 2009 when compared to the second quarter of 2009 primarily due to increased advertising costs. Advertising costs increased primarily due to the increase in revenue from Vision-based products for which advertising represents a higher percentage of related revenue.

We expect sales and marketing expense to remain relatively stable in the fourth quarter of 2009 as compared to the third quarter, and to increase slightly as a percentage of lower revenue.

Technology and Product Development

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Technology and product development expense (in thousands)	$1,211	$1,424	$3,896	$4,873

Technology and product development expense as a % of revenue	21%	15%	21%	16%

Technology and product development expense decreased for the three and nine month periods ended September 30, 2009 when compared to the same periods in 2008, as we reduced our business expenses in recognition of our lower revenues. We believe we have maintained resources required to deliver new products and enhancements, as well as to support our products and infrastructure. While we have managed a lower overall expense level, technology and product development expense has increased relative to our lower revenue base.

Technology and product development expense decreased 5% in the third quarter of 2009 when compared to the second quarter of 2009 primarily due to reduced staffing expenses.

For the remainder of 2009, we expect the level of technology and product development expenses to remain fairly consistent as we continue to enhance our Vision-based products and to develop new product offerings on the Vision platform.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total general and administrative expense (in thousands)	$1,733	$2,320	$5,446	$7,258

Total general and administrative expense as a % of revenue	30%	25%	30%	24%

General and administrative expense decreased for the three and nine month periods ended September 30, 2009 when compared to the same periods in 2008 primarily due to reduced staffing and occupancy expenses. Staffing costs declined due to lower stock compensation charges, changes in the staffing mix and lower incentive compensation. Lower occupancy expenses reflect the terms of our amended lease. General and administrative expenses increased as a percentage of revenues for the three and nine month periods ended September 30, 2009 when compared to the same periods in 2008 due to our lower revenue base.

General and administrative expense in the third quarter of 2009 was comparable to the second quarter of 2009.

We expect quarterly general and administrative expenses to remain fairly consistent for the remainder of 2009.

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

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 because many assets became fully depreciated during 2008 and the first half of 2009.

Equity in Loss of Investee

Our equity in the losses of ActiveRain Real Estate Network, a company in which we own 33.3%, decreased for the three and nine month periods ended September 30, 2009 compared to the same period in 2008 due to decreased net losses as ActiveRain continued to grow their revenue base. We believe ActiveRain continues to have strategic value to Market Leader, and that the fair value of our investment is not less than the carrying value at September 30, 2009 of $0.3 million. However, as ActiveRain is still in the early stages of developing its business model there is continued risk associated with the value of our investment. Therefore we will continue to monitor events that could indicate we need to evaluate that asset for impairment.

Interest Income and Expense, Net

Interest income decreased for the three and nine month periods ended September 30, 2009 when compared with the same periods in 2008 primarily due to decreased rates of return on investments as well as a lower investment balance. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. At September 30, 2009, we held $53.4 million in cash, cash equivalents and short-term investments, compared to $62.0 million at September 30, 2008.

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

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the seven quarters ended September 30, 2009. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
	(in thousands)
Operations Data:
Revenues	$5,816	$5,947	$6,529	$7,783	$9,258	$10,131	$11,196
Expenses:
Sales and marketing	4,922	4,676	4,742	5,464	5,842	6,242	7,430
Technology and product development	1,211	1,278	1,407	1,536	1,424	1,491	1,958
General and administrative	1,733	1,744	1,969	1,987	2,320	2,232	2,706
Impairment of goodwill and long-lived assets	—	—	—	4,883	—	—	—
Gain on sale of fixed assets	—	—	—	—	—	—	(791)
Depreciation and amortization of property and equipment	593	780	803	1,032	1,040	1,015	959
Amortization of acquired intangible assets	481	480	482	454	491	492	492

Total expenses	8,940	8,958	9,403	15,356	11,117	11,472	12,754

Loss from operations	(3,124)	(3,011)	(2,874)	(7,573)	(1,859)	(1,341)	(1,558)
Impairment of and equity in loss of investee	(97)	(61)	(94)	(1,461)	(207)	(185)	(151)
Interest income and expense, net	45	59	95	128	289	289	519

Loss before income tax	(3,176)	(3,013)	(2,873)	(8,906)	(1,777)	(1,237)	(1,190)
Income tax expense (benefit)	2	2	2	(58)	31	34	2

Net loss	$(3,178)	$(3,015)	$(2,875)	$(8,848)	$(1,808)	$(1,271)	$(1,192)

Key Operational Metrics

The following table presents key operational data and metrics for the seven quarters ended September 30, 2009.

	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$5,789	$5,909	$6,481	$7,732	$9,181	$10,063	$11,118
Other revenues (2)	27	38	48	51	77	68	78

Total revenues	$5,816	$5,947	$6,529	$7,783	$9,258	$10,131	$11,196
Real estate professional customers, end of period (3)	5,551	5,842	6,361	7,245	8,381	9,078	9,550
Average monthly retention rate (4)	93.7%	94.2%	92.8%	92.2%	93.6%	93.6%	92.5%
Average real estate professional customers in the quarter (5)	5,697	6,102	6,803	7,813	8,730	9,314	10,008
Average monthly revenue per customer (6)	$339	$323	$318	$330	$351	$360	$370

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our HouseValues, JustListed, Growth Leader, Team Leader, RealtyGenerator, HomePages, and Market Leader CRM products.
(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings.
(3)	Real estate professional customers consist of real estate agents subscribing to our HouseValues, JustListed, Growth Leader, Team Leader, HomePages, and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product. Customers are included in our key operating metrics when their service is active and are paying monthly service or advertising fees.

(4)	One minus our average monthly customer churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter, divided by the number of months in the quarter.

At the end of the third quarter of 2009, we had 5,551 customers. On a sequential quarter basis, our customer count decreased by 291 customers during the third quarter of 2009, compared to a decrease of 519 and 884 customers in the second quarter of 2009 and the first quarter of 2009, respectively.

Our average monthly customer retention rate was 93.7% for the third quarter of 2009, a decrease from 94.2% in the second quarter of 2009. While lower than the recent historic high retention rate of the second quarter, the third quarter rate continues a stronger retention trend that we believe can be attributed to a combination of factors — the increased portion of revenue from Vision-based products, a smaller overall customer base, as well as the increased portion of customers that are now at least two-year tenured and demonstrating above-average retention. However, due to the continued volatility of the real estate market and broader economic concerns, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the third quarter of 2009 increased slightly compared to the second quarter of 2009 primarily as a result of the shift in our product mix towards our broker products. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we may generate from our operations. At September 30, 2009, our cash, cash equivalents and short-term investments totaled $53.4 million as compared to $58.6 million at December 31, 2008.

Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. As of September 30, 2009, we have invested in cash equivalents consisting of the money market funds that hold high quality short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations as well as U.S. Treasury securities. Short-term investments are comprised of U.S. Treasury securities and FDIC-insured certificates of deposit with terms of one year or less.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue trend, the level of our marketing and sales activities, the timing and extent of spending to support product development efforts, and the timing of introductions of new services and enhancements to existing services.

The following table presents summary cash flow data:

	Nine months Ended September 30,
	2009	2008
	(dollars in thousands)
Cash (used in) provided by operating activities	$(2,699)	$1,391
Cash (used in) provided by investing activities	(12,329)	26,154
Cash used in financing activities	(230)	(975)

Operating Activities

Net cash from operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, deferred income taxes, gain on sales of fixed assets, equity in losses of our unconsolidated subsidiary and the effects of changes in working capital. We used cash in operations of $2.7 million in the first nine months of 2009, compared to the cash flow provided by operations for the first nine months of 2008 of $1.4 million. The increase in cash used in operations was primarily due to an increase in our net loss partially offset by a reduced investment in net working capital.

Investing Activities

Cash used in investing activities for the first nine months of 2009 was $12.3 million compared to the cash provided by investing activities for the same period in 2008 of $26.2 million. During the first nine months of 2009, we invested $30.0 million into short-term investments and sold $20.0 million compared to the first quarter of 2008 liquidation of all of our short-term investments. Also in 2008, we received proceeds of $1.2 million from the assignment of our purchase option for the Yakima facility and the transfer of all remaining assets in the facility.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2009 decreased by $0.7 million compared to the same period in 2008. The change was primarily due to our purchase and retirement of common stock in the first nine months of 2008. In the first nine months of 2009, we did not repurchase any shares.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We have not made any purchases pursuant to the share repurchase program during 2009. At September 30, 2009, 900,000 shares remain available for purchase under the share repurchase program. During February 2009 and September 2009, an aggregate of 26,314 and 109,662 shares of our common stock were tendered at $1.580 and $2.129 per share, respectively, in satisfaction of employees’ income taxes upon the vesting of restricted stock.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Topic 105-10, which established the FASB Accounting Standards Codification (“ASC”) as the single authoritative source of generally accepted accounting principles (“GAAP”) in the U.S. The ASC did not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and we have updated all references to authoritative literature effective with our Form 10-Q for the quarter ended September 30, 2009. The adoption had no impact on the reporting of our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. In the second quarter of 2008, we completed the liquidation of our investments in auction rate securities at par and invested the proceeds in money market funds that invest in high quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations. Since the fourth quarter of 2008 we began to also invest in U.S. Treasury bills and FDIC-insured certificates of deposit. Because of the current global economic crisis, we continue to evaluate the security of our investments and the institutions where we hold our investments.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

(b) On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through September 30, 2009, we have used approximately $44.1 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in money market funds that invest in high quality, short-term U.S. Government obligations and repurchase agreements collateralized by U.S. Government obligations, U.S. Treasury Securities and FDIC-insured certificates of deposit. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1*+	Separation Agreement and Release by and between Market Leader, Inc. and Michael Allen Nelson.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: November 4, 2009