Form 10-K
period 2009-12-31
Market Leader, Inc.
filed 2010-03-15
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-51032

Market Leader, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1982679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11332 NE 122nd Way Suite 200 Kirkland, WA	98034
(Address of Principal Executive Offices)	(Zip Code)

425-952-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The Nasdaq Global Select Market

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

Large accelerated filer  ☐                                Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2009 as reported on The Nasdaq Global Select Market was approximately $38,918,000.

As of March 10, 2010, there were outstanding 24,596,508 shares of the registrant’s common stock which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Market Leader, Inc.’s definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

Our Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements relating to our anticipated plans, products, services, and financial performance. Other than statements of historical fact, all statements made in this Annual Report on Form 10-K are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position (including our revenue and expense expectations in 2010 and our liquidity expectations), and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. The words “will,” “should,” “plan,” “estimate,” “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the company’s actual results include its ability to retain and increase its customer base, to continue to grow revenues from Vision products, to continue to maintain current customer retention levels, to respond to competitive threats and real estate market conditions, to manage lead generation and other costs, to develop new products, and to expand into new lines of business, and other matters discussed in “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. The forward-looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any of these statements to reflect events or circumstances after the date hereof.

Unless the context requires otherwise, the terms “Market Leader,” the “Company,” “we,” “us” and “our” refer to Market Leader, Inc. and its subsidiaries.

Company Background and Overview

Market Leader, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999.

Our traditional HouseValues® and JustListed® lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine software-as-a-service with access to advertising buying and lead generation services. This new business model, represented by our Vision product offerings, delivered the majority of our revenue in the fourth quarter of 2009.

Our Vision product offerings include:

•	Growth Leader™, a personalized website and proprietary customer relationship management tool for real estate agents launched in September 2008,

•	Team Leader™ , a product for agent teams that is related to Growth Leader, introduced in November 2008, and

•	RealtyGenerator®, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007.

Together, these offerings constitute the new products that support the shift in our business model. All of these products feature our software-as-a-service based Vision offering which includes a personalized website optimized to generate consumer response, a proprietary customer relationship management tool for real estate professionals that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community. Administrative features in the team and broker version of the Vision products provide agent performance monitoring, partner integration and other virtual assistant tools.

Additionally, Market Leader® provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our nationwide consumer web sites include: JustListed.com®, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com®, a service that provides home sellers with market valuations of their current homes; and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes. Our Vision-based products also provide consumers with free access to similar information through localized web sites that we operate on behalf of our real estate professional customers.

On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity. Including contingent consideration based on the subsequent performance of the acquired assets through June 30, 2009, the total purchase price for the Realty Generator business was approximately $11.2 million in cash and assumed liabilities. In addition to gaining access to a broader set of customers as a result of the acquisition, we leveraged the acquired technology and business model to develop our other Vision-based products and thereby achieved a key intended benefit of the acquisition.

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

Services for Our Customers — Real Estate Professionals

We provide the majority of our real estate professional customers with a bundle of services that includes:

•

Customer relationship management (CRM) tools and content designed to help our customers build relationships with prospective home buyers and sellers over the Internet. These online prospect management systems help our real estate professional customers manage and cultivate prospects. By automating many of the repetitive tasks that are required to follow up and communicate with potential clients, these tools allow customers to focus on transacting their current business while efficiently marketing their services to potential clients to maintain a pipeline of future business opportunities. Our CRM tools also include proprietary real estate content and consumer email campaigns that our customers use to position themselves as highly engaged, technology-savvy neighborhood experts. By virtue of incorporating a tightly integrated, agent-branded web site, the Vision system offers the added advantage of real-time insight into consumer online behavior.

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

•	Leads in the local neighborhoods where our customers do business.

We offer our products for a monthly fixed fee pursuant to contracts, most of which have an initial term of one year, continuing on a month-to-month basis until terminated. We occasionally offer some customers shorter-term trials in connection with promotional marketing relationships. Vision customers generally buy advertising services in addition to their software-as-a-service subscription, and they have the flexibility to adjust their advertising expenditures as their business needs dictate.

We believe that successful real estate professionals typically have systems and processes in place to capture and develop leads or prospects, and to maintain and expand their businesses. In addition, we believe that the value of the web site traffic and leads generated for our customers through our network of web sites and national advertising expertise is enhanced when combined with our integrated offerings that help our customers convert these leads into closed transactions.

We believe that our specialized real estate advertising capabilities provide a competitive advantage for our customers. We use direct-response advertising, including television and Internet media, to drive prospective home buyers and sellers to our real estate-oriented web sites. We regularly advertise on major Internet search engines and other web sites, and supplement this advertising with national and local television advertising and other media to help manage and geographically target consumer traffic and lead volume. In 2008, we were named an authorized Google reseller that enables us to more effectively and efficiently drive consumer traffic to our customers.

Services for Consumers — Prospective Home Buyers and Sellers

We operate a network of real estate web sites that provide millions of consumers with free access to the information and services that they seek throughout the home buying and selling process.

•

JustListed alerts prospective home buyers via email to new home listings that match their specific criteria. This information is delivered by a local real estate professional that has access to the listings and specializes in that community. JustListed was launched in 2004.

•

HouseValues provides prospective home sellers with a free estimate of their home’s current market value and suggested listing price prepared by a local real estate professional that knows the current market conditions and specializes in the seller’s community. HouseValues was launched in 1999.

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

Growth Leader, Team Leader, and Realty Generator: We charge real estate professionals a one-time set-up fee and a monthly fixed fee for services, which include a personalized web site, the Vision CRM tool, marketing materials, training and support. We also generate revenue by placing advertising for our real estate professional customers, to drive traffic to their web site. We acquired the RealtyGenerator product in November 2007, launched the Growth Leader and Team Leader products in late 2008, and launched the JustListed Alliance product in late 2009.

HouseValues: We charge real estate agents a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive leads on prospective home sellers, the Market Leader CRM tool, training and coaching programs.

JustListed: Like our HouseValues product, we charge real estate agents a one-time set-up fee and a monthly fixed fee for a monthly bundle of exclusive leads on prospective home buyers, the Market Leader CRM tool, training and coaching programs.

We recognize monthly service fees as revenue in the month that the service is provided, and we recognize initial set-up fees as revenue on a straight-line basis over the estimated customer life or the life of the contract, whichever is longer.

Other revenue is derived from sales of excess leads and traffic, advertising income, and the collection of contract termination fees, none of which materially affects our operating results. These sources of revenues in the aggregate were less than 5% of our revenues for each of the annual periods presented in this Annual Report on Form 10-K.

Our Expenses

The largest components of our expenses are personnel and marketing costs. Personnel expenses are categorized in our statements of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers to our web sites and to promote our services to potential customers, residential real estate professionals.

Sales and Marketing

We use a variety of marketing methods to build awareness of our product offerings and to attract new customers to our services. These methods include enterprise and partner marketing arrangements, direct marketing, advertising, and public relations efforts, as well as customer referral programs and trade shows. We reach new customers primarily through telesales employees at our Kirkland, Washington facility and, in some cases, through field-based personnel. Sales staff comprises approximately 46% of our total sales and marketing employees.

Geographic Areas

We sell our products to customers located both inside and outside the United States. For the years ended December 31, 2009 and 2008, revenue generated from customers located within the United States was $21.8 million and $35.1 million, respectively, compared to revenue generated from customers located outside the United States of $2.1 million and $3.3 million, respectively. The international revenue is primarily from Canada.

Competition

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; and reputation, reliability and trust. We believe that we compete effectively in these areas and that several factors contribute to our competitive advantage.

We believe that our focus on internet marketing products is a competitive advantage as we compete for real estate marketing dollars. According to the National Association of Realtors Profile of Home Buyers and Sellers, in 2009 approximately 90% of home buyers used the Internet to search for homes. By helping real estate agents provide this market and listing information, our products help position the agent to win the business of assisting these consumers in their home buying and selling transactions.

The size and geographic breadth of our customer base creates efficiencies in consumer lead generation, web site traffic and distribution of traffic and prospects that may not be available to competitors that lack our scale and nationwide distribution.

Success in our business requires a competency in small business sales and service that we believe we have developed. The challenges we encountered building our customer base while expanding to nationwide presence will be encountered by other entrants as they seek to establish and grow competitive offerings.

Finally, we have introduced services that provide our real estate professional customers greater insight into the online behavior of their consumer prospects than traditional real estate lead generation systems. The differentiated design and features of our services can result in efficiency and efficacy when deployed by real estate professionals and these customers’ success and satisfaction can lead to strong customer retention and high lifetime customer value.

Our current competitors include:

Online Companies Focused on Residential Real Estate. We compete with a variety of online marketing and lead generation companies that focus exclusively on the real estate industry. Such companies include HomeGain of Classified Ventures, Realtor.com and Move.com of Move, Inc., Homes.com of Dominion Enterprises, Reply.com, Zillow, Trulia, RealEstateABC of InternetBrands, and Lending Tree, which includes Domania.com, RealEstate.com, and iNest Realty. All of these companies have established web sites and compete or may compete for real estate professionals’ advertising expenditures. In addition to these established firms there are a host of smaller new entrants that compete for market share.

Internet Media Companies. We compete with large Internet media companies, including Google, Yahoo!, MSN, and AOL for residential real estate professionals’ marketing dollars.

Traditional Real Estate Brokerage Firms. Some real estate brokerage firms currently offer services similar to ours, and in the future these firms or other brokerage/franchise firms may develop similar offerings. A significant percentage of residential real estate agents are affiliated with large national or regional brokerage firms.

Discounted and Non-Traditional Real Estate Brokerage Firms. Some companies have extended their focus on online consumers to “discount” and “non-traditional” real estate brokerages. Companies such as Redfin, ZipRealty, and others offer similar consumer information services as well as discounted transaction fees to home buyers and sellers. While more directly competitive with traditional brokerage firms, these companies compete with us for online consumers.

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

RealtyGenerator, Team Leader, and Growth Leader. These Vision-based products include web sites that we create on behalf of our real estate professional customers to enable consumers to research home listings and comprehensive neighborhood information online. These web sites are tightly integrated with our proprietary Vision CRM tool. We have built systems to deliver web site traffic to our customers and consider our advertising capabilities to be a key competitive advantage. We also provide our real estate professional customers with marketing materials, training and support. Our development of new services on the Vision platform has proven to be more efficient than enhancement to our original Market Leader CRM. We have focused our ongoing development efforts on the Vision products, which drove the majority of our revenue for the fourth quarter of 2009 and in which we enjoy stronger customer retention compared to our traditional products.

HouseValues.com and JustListed.com. These web sites, in combination with our Market Leader CRM lead management system, interact with thousands of Internet-enabled consumers every day and automatically distribute leads from prospective home buyers and sellers to agent customers. We have built tracking and testing systems into HouseValues.com and JustListed.com so that we can monitor visitor conversion metrics. Our development of a new lead routing system in 2008 improved monetization by directing some of the JustListed visitors to customers with Vision-based products.

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

Traffic Routing and Lead Management Systems. Our traffic routing and lead management systems are geography-targeted, business-rule driven systems that enable us to manage traffic and lead flow and to optimize monetization across our agent and broker customer base. For example, an upgrade to the lead routing system in 2008 enabled us to route inquiries generated on our JustListed.com web site to our customers with Vision-based products, dependent on customer needs. Our traffic routing and lead management systems manage and distribute leads from our HouseValues and JustListed web sites as well as traffic and leads sourced through affiliates or to wholesale customers.

Our systems are hosted in co-location facilities in Kent, Washington and Englewood, Colorado. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, and confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements. We currently have thirteen trademarks registered in the United States and three trademarks registered in Canada and applications for additional trademarks are pending for our product names and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our web sites and our proprietary technologies although to date we have not registered for copyright protection and we currently do not have any patents pending. We have also registered numerous Internet domain names related to our business in order to protect our proprietary interests.

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

Seasonality

See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Impact of Seasonality and Cyclicality,” which is incorporated herein by reference, for a discussion of the extent to which our business is seasonal.

Employees

As of December 31, 2009, we had 145 employees located at our corporate headquarters in Kirkland, Washington. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet address is www.marketleader.com. On the “Investor Relations—Financial Information” section of our web site, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our web site is not a part of this or any other report filed with or furnished to the SEC. In addition, our filings are available at the SEC’s web site (www.sec.gov) and at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

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

We have reported net losses for the past four years. Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer acquisition and retention, the cyclical nature of the real estate industry, and other factors outside of our control. In addition, our expenses and revenues may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns. Our reported net losses have included significant impairment charges due in part to the decline in our business and our lower market capitalization.

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

Our operating results have been and may continue to be adversely affected by the cyclical nature of the real estate industry.

Our business is dependent on the health of the residential real estate industry. The residential real estate market historically has been subject to economic cycles. An economic slowdown or recession, adverse tax policies, lower availability of credit, increased interest rates, or other factors that impact consumer confidence could decrease demand for residential real estate. For example, our revenues have declined over the past three years due in part to the national downturn in the real estate industry, including a decrease in the number of real estate professionals, and the economic slowdown. Trends in the real estate industry are unpredictable; therefore, our operating results, to the extent they reflect changes in the broader real estate industry, may continue to be subject to significant fluctuations.

We may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. All of our services, including online lead generation, online prospect management, online real estate portal content and advertising, and customer coaching and training, are provided in part or in combination by other companies. One or more of these companies, or a new market entrant, could adopt a business model that competes directly with us, which could have an adverse impact on our business and operating results. See Item 1 – “Business—Competition” for a discussion of our competitors.

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

Growth of our business depends in large part on increasing the number of our customers. However, prospective customers may not be familiar with our services and may be accustomed to using traditional methods of advertising and marketing. To attract more customers, we must convince real estate professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire customers or that we will be able to acquire them at the same rate that we have historically. If we reach the point at which we have attempted to sell our services to the majority of residential real estate professionals, our ability to further increase the number of customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate professionals that are actively engaged in the industry during any particular period and media reports indicate that the total number of real estate professionals are expected to decline because of the ongoing negative trends in the real estate industry.

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

We may be required to take an impairment charge for goodwill or other long-lived assets, which could adversely impact our results of operations.

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

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible and fixed assets are amortized or depreciated over the life of the asset. Our common stock was trading below our book value per share at the end of 2008. As a result, we recorded an impairment charge to goodwill of $4.9 million in 2008 which eliminated the remaining balance. We expect to conduct further impairment reviews of our other long-lived assets. If, as a result of our periodic review and evaluation of our other long-lived assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our assets, we may be required to take additional impairment charges. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record additional impairment charges.

While we have a plan to restore our business fundamentals to levels that would support our book value per share, we have no assurance that the plan will be achieved or that the market price of our common stock will increase to such levels in the foreseeable future. In that event, we may be required to take an impairment charge to the extent the carrying value of our net assets exceed the fair value of our overall business, which could adversely impact our results of operations.

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

Our business model is evolving and our future operating results are unpredictable.

The success of our business model depends on our ability to attract new and retain existing customers and to efficiently generate traffic and leads. Any failure to execute this strategy could harm our business. Our business model is constantly evolving. Further, because our newer Vision-based products allow customers to adjust their advertising expenditure as business needs dictate, our revenue may become more variable. Additionally, because the margin on advertising revenue is less than that of software subscriptions, overall margins may be more variable and lower depending upon the mix of advertising revenue.

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

Our prospect management system includes a feature that automatically sends out personalized email messages to prospective home buyers and sellers on behalf of real estate professionals who are our customers. In addition, we send a large amount of email to real estate professionals as part of our customer acquisition strategy, some of which is unsolicited. In the past, anti-spam software used by Internet service providers and personal computer users has filtered out these email messages as unsolicited email, or “spam.” If this problem persists or becomes more pervasive, the value of our prospect management system to customers, and our ability to attract new customers, could be reduced, both of which would harm our business. In addition, it is possible that we may not currently or in the future fully comply with anti-spam legislation, and any failure to comply with such laws could result in penalties or damage our reputation.

We rely on information from real estate multiple listing services provided by third parties that we do not control.

The web sites we provide to our Vision customers combine aerial maps and for sale home listings, including listings in most of the major metropolitan markets in the United States. In addition, in selected markets, including most of the major metropolitan markets in the United States, we provide customers with functionality that allows them to automatically email their prospective clients information about newly available homes that meet the prospective clients’ criteria. The for sale home listings information provided by our web sites and the automated email functionality are supplied only in markets in which we, our broker customers, or the broker affiliated with our agent customers have a relationship with the local multiple listing service (MLS). Our agreements with MLSs to display property listings have short terms, or can be terminated by the MLSs, or, in some cases, the broker, with little notice. The success of our products depends in part on our continued ability to provide customers with MLS listings and data, as well as our ability to expand listings in markets in which it is not currently available. Our inability to supply this information will harm our business and operating results.

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

RESPA generally prohibits the payment or receipt of fees or any other thing of value for the referral of business related to a residential real estate settlement service, including real estate brokerage services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services. However, RESPA expressly permits payments pursuant to cooperative brokerage and referral arrangements or agreements between real estate agents and brokers. In addition, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or facilities furnished or the services performed, excluding the value of any referrals that may be provided in connection with such goods, facilities or services. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, and civil and criminal liability.

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

We rely on real estate professionals who are our customers of our lead generating products to promote our brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our systems to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

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

Throughout the history of our company, our quarterly revenue changes have masked seasonality effects. As a result, investors may be unable to predict our annual operating results based on a quarter-to-quarter comparison of our operating results.

Third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold thirteen registered trademarks registered in the United States and three trademarks registered in Canada. We have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents and do not have any pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark or patent applications, and any trademarks or patents we may be granted may be successfully challenged by others or invalidated. If our trademark or patent applications are not approved or if our trademarks or patents are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

Several payment card brands and an independent standards body have adopted security standards, compliance with which is required of all merchants and service providers that process, transmit or store certain types of personal information pertaining to credit card holders. If we fail to comply with these standards, we could be subject to fines and our ability to accept some or all credit cards could be restricted or suspended. Any such suspension or restriction would significantly affect our ability to collect fees from our customers, many of whom pay with a credit card. This would result in harm to our business.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

We lease approximately 25,000 square feet of commercial office space for our corporate headquarters in Kirkland, Washington. The lease expires in June 2013 and includes an option to extend the term for five years.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4: (REMOVED AND RESERVED)

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

Year	High	Low
Fiscal 2008 (ended December 31, 2008)
First Quarter	$3.50	$2.35
Second Quarter	3.22	2.26
Third Quarter	3.00	2.47
Fourth Quarter	2.80	1.50
Fiscal 2009 (ended December 31, 2009)
First Quarter	$1.93	$1.25
Second Quarter	2.00	1.39
Third Quarter	2.30	1.70
Fourth Quarter	2.48	1.80

Holders

At March 10, 2010 there were approximately 22 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have not paid cash dividends since 2003 when we were a private company. We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Stock Repurchases by Market Leader

We did not repurchase any shares of our common stock during the fourth quarter of 2009. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase and Retirement of Common Stock” for information on stock repurchases during 2009.

Use of Proceeds

On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through December 31, 2009, we have used approximately $44.5 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in U. S. Treasury securities money market funds with short-term weighted average duration, U.S. Treasury bills, and FDIC-insured certificates of deposit with maturities of one year or less. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement on Form S-1.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the inherent risks and uncertainties, including those discussed in the introductory paragraph to Item 1 – “Business” and in Item 1A – “Risk Factors” of this Annual Report. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward-looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Market Leader, Inc. provides real estate professionals with innovative marketing and technology solutions that enable them to grow and manage their business. Founded in 1999 by a second-generation real estate agent, Market Leader provides real estate agents, agent teams, and brokerage companies with subscription software and advertising products that enable them to generate a steady stream of prospects, as well as the tools and training they need to convert these prospects into clients.

Current Year Overview

Revenue was $23.9 million for the year, down 38% from the prior year, primarily because our overall customer base has declined. We have experienced quarterly revenue declines over the past few years. However, our sequential quarterly revenue declines moderated in the second half of the year, driven by growth in revenue from our newer Vision products. In addition, an increased share of our customer base has been with the Company for two years or longer, and those customers demonstrate above average retention rates.

We believe our revenue trend continues to be influenced by broader real estate market conditions. While existing home sales in 2009 were stronger than 2008 as reported by the National Association of Realtors, average sale prices were lower and real estate commissions declined according to research from REAL Trends, Inc. We believe this most directly impacts the investment that real estate professionals are able to make in marketing services such as ours. Even as market conditions and real estate commissions begin to improve, Market Leader expects real estate professionals to continue to remain cautious regarding new marketing expenditures for at least a couple of quarters as they recover from what has been a prolonged and significant downturn.

During 2009, we continued to make progress on our business model shift toward our Vision products. In 2008, we began the shift in our business model from our traditional lead generation products that deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings to offerings that combine software-as-a-service with access to advertising buying and lead generation services. Our original model is represented by our HouseValues and JustListed products while our new model is represented by our Vision products, including Growth Leader, Team Leader and Realty Generator. See “Business” for a specific discussion of our products. Our acquisition of Realty Generator, LLC and a related entity in November 2007 enabled us to leverage the technology and business model acquired to develop our Vision products.

Our Vision product revenue doubled in the fourth quarter of 2009 as compared to the fourth quarter of 2008 and represented 52 percent of our revenue in the fourth quarter of 2009, demonstrating the progress on our business model shift. The majority of the $2.9 million in Vision product revenue in the fourth quarter of 2009 came from our RealtyGenerator product. We also continued to see growth and promising results from our Growth Leader product during 2009. At the end of the fourth quarter we had 1,612 Growth Leader customers as compared to 52 customers at the beginning of the year. Growth Leader also played an important role in our customer retention efforts as certain customers of our traditional lead generation products that intended to cancel have switched to the Growth Leader product, effectively extending the life of those customers.

Despite the growth in our Vision product revenue during 2009, the decline in our traditional lead generation product revenue, primarily in the first half of 2009, resulted in the decrease in our total revenue. In 2010, we expect continued revenue growth from our Vision products will offset continued revenue declines from our traditional products. While we expect continued revenue fluctuations during 2010 and beyond, we believe that the fourth quarter of 2009 marked the end of our revenue declines.

Our longer term goal is to return the company to profitable growth, and we believe that to do so will require resurgence in customer acquisition. Towards that goal, we expect to increase the size of our sales force in 2010. We also continue to test new sales methods, such as the strategic marketing partnership with Realty Executives International (REI). More than one hundred and forty of this firm’s franchised brokerages signed agreements with us through a special RealtyGenerator trial program that was created for this franchise network. While some of the REI brokerage companies have yet to complete their trials, of the brokerages that have completed their trials, the majority have elected to continue with RealtyGenerator. This experience, in addition to a prior smaller but successful initiative with Exit Realty, supports the Company’s belief that enterprise-level relationships can effectively accelerate customer acquisition. We expect to develop additional enterprise-level relationships in 2010.

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

We believe that the strategic value of investment in our business has been significantly enhanced by our introduction of innovative products. We used cash in operations in 2009 as part of a strategy to better present our new solutions and to gain share of mind and market ahead of the inflection point in real estate commissions.

We incurred a net loss of $7.4 million for the year compared to net loss $13.1 million in 2008. Our net loss in 2009 includes an income tax benefit of $4.8 million based on new legislation that allowed the carry back of 2009 losses up to five years. Our net loss in 2008 includes noncash impairment charges of $6.2 million. See further discussion of these items in the Notes to Consolidated Financial Statements.

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

Trends in the real estate market are unpredictable and individual geographic markets vary; therefore our operating results, to the extent they reflect changes in the broader real estate industry, may be subject to significant fluctuation.

Significant Business Developments

The following significant business developments affect the comparability of our financial statements:

Company Re-launch as Market Leader. In November of 2008, we took a series of steps to effectively re-launch the company with a new corporate identity, a new stock ticker symbol, and the new business model tied to our Vision product offerings. In 2009, we shifted sales resources from our traditional products to drive rapid growth of our Vision offerings. This new business model provided the majority of revenue in the fourth quarter of 2009 and is expected to drive a larger portion of revenue in 2010.

Purchase of Realty Generator. On November 1, 2007, we completed our acquisition of substantially all of the assets of Realty Generator, LLC and a related entity. Including contingent consideration based on the subsequent performance of the acquired assets through June 30, 2009, the total purchase price for Realty Generator, LLC was approximately $11.2 million in cash and assumed liabilities. We accounted for this acquisition as a business combination and have included Realty Generator’s results of operations from the transaction date forward.

Investment in ActiveRain. On November 16, 2007, we acquired 32.4% of the outstanding voting stock of ActiveRain Real Estate Network for $2.75 million. During September 2008 ActiveRain’s redemption of founder shares increased our ownership percentage to 33.3%. ActiveRain is a professional community and social networking platform serving the real estate community. ActiveRain has grown its membership over the past two years to more than 175,000 real estate professionals. Our investment in ActiveRain is recorded using the equity method of accounting which requires that we record our proportionate share of their net loss adjusted for any difference between our cost and the underlying equity in their net assets at the acquisition date.

Reduction in cost structure. As broader market conditions have contributed to the decline in our revenue, we have taken a series of actions to significantly reduce our cost structure to align with our revenue trends. In addition to significant cost reduction efforts in 2006 and 2007 and the reduction of the cost of our corporate headquarters in 2009 discussed above, we took the following actions in 2008.

•

Reduction in Workforce. In January 2008, we reduced our workforce by approximately 45 employees. We recorded cash severance charges of approximately $0.6 million and additional accelerated vesting charges of $0.2 million related to equity compensation in the first quarter of 2008.

•

Disposition of the Yakima Facility. In January 2008, we terminated our lease for a satellite facility and in a related transaction, assigned our purchase option for the facility and its remaining assets to a third party for net cash of $1.2 million. We recorded a gain of $0.8 million on this transaction in the first quarter of 2008.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2009	2008
Revenues	100%	100%
Expenses:
Sales and marketing	81	65
Technology and product development	21	17
General and administrative	29	24
Depreciation and amortization of property and equipment	12	10
Amortization of acquired intangible assets	8	5
Gain on sale of fixed assets	—	(2)
Impairment of goodwill and long-lived assets	—	13

Total expenses	151	132

Loss from operations	(51)	(32)
Equity in loss of unconsolidated subsidiary	(1)	(5)
Interest income and expense, net	1	3
Income tax benefit	20	—

Net loss	(31%)	(34%)

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenues

	Years Ended December 31,
	2009	2008	Decrease	Percent Change
	(dollars in thousands)
Revenues	$23,935	$38,368	$(14,433)	(38%)

2009 revenues declined 38% from last year. This decrease is due primarily to a 33% decline in our average customer count and a 7% decline in average revenue per customer. We believe the cyclical downturn in the real estate industry has negatively impacted the ability of real estate professionals to pay for marketing services and other lead generation costs, which is reflected in our decreased customer base and our lower average revenue per customer. We nonetheless improved our customer retention rates in 2009 compared to 2008.

More detailed information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics” below.

In 2010, we anticipate that revenues from our Vision products — RealtyGenerator, Team Leader, and Growth Leader — will drive a majority of 2010 revenue. Based on our experience with both the RealtyGenerator product and Growth Leader, we believe the Vision product offerings will help us to achieve better customer retention rates and improved operating results over time. We believe that Vision product revenue will continue to grow in 2010, and this factor combined with the expected customer retention benefit of the majority of our customers having two or more years of tenure, creates what we see as, the potential for revenue growth by as early as the end of 2010.

Sales and Marketing

	Years Ended December 31,
	2009	2008	Decrease	Percent Change
	(dollars in thousands)
Sales and marketing expense	$19,297	$24,978	$(5,681)	(23%)

Sales and marketing expenses consist primarily of online and television advertising, as well as salaries, commissions and related expenses for our sales and marketing staff. Other expenses include credit card fees and corporate marketing and communications expenses.

Sales and marketing expense decreased during 2009 when compared to 2008, primarily due to reduced advertising costs (lead and traffic generation costs) and reduced customer acquisition expenses, as well as a reduction in personnel costs. We managed lower advertising costs relative to our revenue base, although advertising costs increased slightly as a percentage of revenue due to the shift in our product mix to our Vision-based products for which advertising represents a higher percentage of related revenue.

We also reduced our expenses in response to the current business environment by reducing staffing costs. Headcount at December 31, 2009 for our sales and marketing groups decreased 13% to 96, compared to 110 at December 31, 2008. While we have managed a lower overall expense level, sales and marketing expense has increased relative to revenue on the lower revenue base.

In 2010, we expect sales and marketing expense to increase modestly as we increase our sales resources that we intend to drive future revenue growth. Advertising costs will also change relative to changes in our revenue.

Technology and Product Development

	Years Ended December 31,
	2009	2008	Decrease	Percent Change
	(dollars in thousands)
Technology and product development expense	$5,114	$6,409	$(1,295)	(20%)

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services. Also included are license fees, maintenance costs, Internet and phone connectivity and hosting costs.

Technology and product development expense decreased in 2009 as compared to 2008, as we reduced our business expenses in recognition of our lower revenues. We believe we have maintained resources required to deliver new products and enhancements, as well as to support our products and infrastructure. While we have reduced costs in this area, technology and product development expense has increased relative to our lower revenue base.

In 2010, we expect the level of technology and product development costs to remain fairly consistent with 2009 amounts as we continue to enhance our Vision-based products and to develop new product offerings on the Vision platform.

General and Administrative

	Years Ended December 31,
	2009	2008	Decrease	Percent Change
	(dollars in thousands)
General and administrative expense	$6,915	$9,245	$(2,330)	(25%)

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources personnel. These costs also include audit and legal fees, business consulting fees, business insurance premiums, rent and related expenses.

General and administrative expense decreased due to reduced staffing and occupancy expenses. Staffing costs declined due to lower stock compensation charges, changes in the staffing mix and lower incentive compensation. Lower occupancy expenses reflect the terms of our amended lease that reduced the size of our corporate headquarters. General and administrative expenses increased as a percentage of revenues due to our lower revenue base.

In 2010, we expect general and administrative expenses to decrease modestly in total dollars as we manage operational costs.

Impairment of Goodwill and Long-Lived Assets

During 2008, based on our history of operating losses and the decline in the economy and in the market value of our common stock, we evaluated the recoverability of our goodwill and long-lived assets and assessed potential impairment using market prices and other available information. As a result we recorded an impairment charge to goodwill of $4.9 million.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased year-over-year primarily because many assets became fully depreciated during 2008 and the first half of 2009.

Amortization of Acquired Intangible Assets

Amortization of intangible assets remained consistent for 2009 when compared to 2008, due to no significant changes in intangible assets.

Equity in Loss of Unconsolidated Subsidiary

Our equity in the losses of ActiveRain decreased in 2009 when compared to 2008, primarily due to an impairment charge of $1.3 million that was recorded in 2008. The other-than-temporary impairment was the result of an evaluation of the estimated fair value of our investment at December 31, 2008 that indicated a fair value that was less than its carrying value, and that the impairment was other than temporary.

Interest Income and expense, net

Interest income decreased in 2009 when compared to 2008 due to decreased rates of return on investments as well as a reduction in the amount of cash, cash equivalents and short-term investments held. Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. At December 31, 2009, we held $51.4 million in cash, cash equivalents and short-term investments, compared to $58.6 million in cash, cash equivalents and short-term investments at December 31, 2008.

Income Taxes

We recognized a $4.8 million tax benefit in 2009 as a result of legislation passed in November 2009 that allows us to carryback our 2009 operating losses and recover taxes paid in 2004 and 2005. There was no similar carryback opportunity in 2008.

Substantially all of our deferred tax assets and liabilities are expected to reverse over the next five years, except for prior years’ net operating losses. We believe that based on the decline in the national real estate market and our recent history of operating losses, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. Accordingly, a full valuation allowance has been recorded against our deferred tax assets.

Quarterly Consolidated Statements of Operations

The following tables present the unaudited operational data related to our continuing operations for the eight quarters ended December 31, 2009. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this filing. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Dec. 31, 2009	Revised Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
	(in thousands)
Operations Data, in thousands:
Revenues	$5,643	$5,816	$5,947	$6,529	$7,783	$9,258	$10,131	$11,196
Expenses:
Sales and marketing	5,084	4,795	4,676	4,742	5,464	5,842	6,242	7,430
Technology and product development	1,255	1,174	1,278	1,407	1,536	1,424	1,491	1,958
General and administrative	1,564	1,638	1,744	1,969	1,987	2,320	2,232	2,706
Depreciation and amortization of property and equipment	661	593	780	803	1,032	1,040	1,015	959
Amortization of acquired intangible assets	479	481	480	482	454	491	492	492
Gain on sale of fixed assets	—	—	—	—	—	—	—	(791)
Impairment of goodwill	—	—	—	—	4,883	—	—	—

Total expenses	9,043	8,681	8,958	9,403	15,356	11,117	11,472	12,754

Loss from operations	(3,400)	(2,865)	(3,011)	(2,874)	(7,573)	(1,859)	(1,341)	(1,558)
Equity in income (loss) of unconsolidated subsidiary	8	(97)	(61)	(94)	(1,461)	(207)	(185)	(151)
Interest income and expense, net	42	45	59	95	128	289	289	519

Loss before income tax	(3,350)	(2,917)	(3,013)	(2,873)	(8,906)	(1,777)	(1,237)	(1,190)
Income tax (benefit) expense	(4,788)	2	2	2	(58)	31	34	2

Net income (loss)	$1,438	$(2,919)	$(3,015)	$(2,875)	$(8,848)	$(1,808)	$(1,271)	$(1,192)

Net income (loss) per share — basic	$0.06	$(0.12)	$(0.13)	$(0.12)	$(0.37)	$(0.07)	$(0.05)	$(0.05)

Net income (loss) per share — diluted	$0.06	$(0.12)	$(0.13)	$(0.12)	$(0.37)	$(0.07)	$(0.05)	$(0.05)

Operations Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	90	83	79	73	70	63	62	66
Technology and product development	22	20	22	22	20	15	15	17
General and administrative	28	28	29	30	26	25	22	24
Depreciation and amortization of property and equipment	12	10	13	12	13	11	10	9
Amortization of acquired intangible assets	8	8	8	7	6	5	5	4
Gain on sale of fixed assets	—	—	—	—	—	—	—	(7)
Impairment of goodwill	—	—	—	—	63	—	—	—

Total expenses	160	149	151	144	197	120	113	114

Loss from operations	(60)	(49)	(51)	(44)	(97)	(20)	(13)	(14)
Equity in income (loss) of unconsolidated subsidiary	—	(2)	(1)	(1)	(19)	(2)	(2)	(1)
Interest income and expense, net	1	1	1	1	2	3	3	5

Loss before income tax	(59)	(50)	(51)	(44)	(114)	(19)	(12)	(11)
Income tax benefit (expense)	84	—	—	—	—	(1)	(1)	—

Net income (loss)	25%	(50%)	(51%)	(44%)	(114%)	(20%)	(13%)	(11%)

Immaterial Error Correction for Prior Three Month Period ended September 30, 2009

Sept. 30, 2009
(in thousands)
Operational Data:
Stock Compensation, as originally reported	$896
Immaterial error correction	(259)
Stock Compensation, as adjusted	$637

This immaterial correction is reflected in the following line items within our operating results:

	Sept. 30, 2009
	(in thousands)
	As originally reported	Immaterial error correction	As adjusted
Sales and marketing	$4,922	$(127)	$4,795
Technology and product development	1,211	(37)	1,174
General and administrative	1,733	(95)	1,638

Net loss	(3,178)	(259)	(2,919)
Net loss per share — basic and diluted	$(0.13)	$0.01	$(0.12)

Key Operational Metrics

The following table presents operational data related to our real estate products for the eight quarters ended December 31, 2009:

	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$5,622	$5,789	$5,909	$6,481	$7,732	$9,181	$10,063	$11,118
Other revenues (2)	21	27	38	48	51	77	68	78

Total revenues	$5,643	$5,816	$5,947	$6,529	$7,783	$9,258	$10,131	$11,196
Real estate professional customers, end of period (3)	5,360	5,551	5,842	6,361	7,245	8,381	9,078	9,550
Average monthly retention rate (4)	94.5%	93.7%	94.2%	92.8%	92.2%	93.6%	93.6%	92.5%
Average real estate professional customers in the quarter (5)	5,456	5,697	6,102	6,803	7,813	8,730	9,314	10,008
Average monthly revenue per customer (6)	$344	$339	$323	$318	$330	$351	$360	$370

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our HouseValues, JustListed, Growth Leader, Team Leader, RealtyGenerator, HomePages, and Market Leader CRM products.
(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings.
(3)	Real estate professional customers consist of real estate agents subscribing to our HouseValues, JustListed, Growth Leader, Team Leader, HomePages, and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product.
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

On a sequential quarter basis, our customer count decreased by 191 customers during the fourth quarter of 2009, compared to a decrease of 291 customers in the third quarter of 2009. Ending customers at December 31, 2009 decreased 26% compared to December 31, 2008.

The average monthly retention rate for our customers was 94.5% for the fourth quarter of 2009, an improvement over the third quarter of 2009 retention rate of 93.7%. This new historic high retention rate is the highest achieved during the comparably measured quarters since 2007, and we consider it to be the best in the company’s history. We believe that the continued strong trend can be attributed to a combination of factors — the increased portion of revenue from our Vision products, a smaller overall customer base, as well as the majority of customers now being at least two-year tenured and demonstrating above-average retention. However, due to the continued volatility of the real estate market and broader economic concerns, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the fourth quarter of 2009 increased slightly compared to the third quarter of 2009 as a result of the shift in our product mix towards our broker and other Vision products, as well as the end of subsidized trial periods for some of these customers. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we may generate from our operations. Our cash, cash equivalents and short-term investments totaled $51.4 million at December 31, 2009 as compared to $58.6 million at December 31, 2008.

Early in 2008, we modified our investment strategy to preserve the security and liquidity of our funds, which has resulted in significantly lower rates of return. As of December 31, 2009, we have invested in cash equivalents consisting of money market funds that hold U. S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U. S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

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

The following table presents summary cash flow data:

	Year Ended December 31,
	2009	2008
	(dollars in thousands)
Cash provided by (used in) operating activities	$(4,338)	$1,609
Cash provided by (used in) investing activities	(17,693)	14,179
Cash used in financing activities	(203)	(3,570)

We expect to expand our revenue growth initiatives with new sales and business development hires in 2010. These investments in the business will increase our use of cash while these resources are training and ahead of their revenue contribution.

Under our business model, we generally collect monthly fees from customers before the related advertising expenses are incurred, and as a result, we are able to operate with negative working capital that does not limit our ability to grow our business.

Operating Activities

Net cash from operating activities consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, gains on sales of fixed assets, equity in loss of our unconsolidated subsidiary, impairment of goodwill and the effect of changes in working capital. We used cash in operations of $4.3 million in 2009 compared to cash provided by operations of $1.6 million in 2008. Cash was used in operations in 2009 primarily due to an increase in our net loss after non-cash items.

Investing Activities

Cash used in investing activities for 2009 was $17.7 million compared to the cash provided by investing activities for 2008 of $14.2 million. During 2009, we made net short-term investments of $15.0 million compared to net sales of short-term investments of $16.4 million in 2008. Also in 2008, we received proceeds of $1.2 million from the assignment of our purchase option for the Yakima facility and the transfer of all remaining assets in the facility.

Financing Activities

Cash used in financing activities decreased by $3.4 million compared to the same period in 2008 primarily due to the 2008 repayment of an outstanding note for $1.6 million and the 2008 purchase of $2.0 million of our common stock.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during 2009. At December 31, 2009, 928,043 shares remain available for purchase under the share repurchase program. During February 2009 and September 2009, an aggregate of 26,314 and 109,662 shares of our common stock were tendered at $1.580 and $2.129 per share, respectively, in satisfaction of employees’ income taxes upon the vesting of restricted stock.

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

Business Combinations, Intangible Assets, and Goodwill

Valuation when acquired. We account for our business combinations using the purchase method of accounting, which requires that we record the assets acquired and liabilities assumed at their fair values on the date of acquisition, as well as the valuation of any contingent consideration. Significant judgment is used to estimate the fair values of the assets and liabilities acquired, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions.

Ongoing reporting and impairment testing. Our intangible assets, other than goodwill, and other long-lived assets are amortized or depreciated over their estimated useful lives and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The assessment of impairment of long-lived assets, including goodwill requires significant judgment to determine the asset groups and number of reporting units, to estimate future cash flows, to use appropriate market value factors, to estimate the related asset lives and other assumptions as noted below. Changes in these estimates and assumptions can materially affect the fair value determination and potential goodwill impairment.

Results of impairment tests. Based on our continued operating losses, we evaluated our long-lived assets for impairment during 2009 and determined that our long-lived assets were not impaired.

Based on difficult economic conditions, significant decline in our stock price and other factors, we evaluated goodwill for impairment in the fourth quarter of 2008. As a result, we recorded an impairment charge to goodwill of $4.9 million, representing a write off of the entire amount of our previously recorded goodwill. We also evaluated our long-lived assets for impairment and determined that we did not have an impairment charge related to our long-lived assets.

Our impairment analyses for goodwill were dependent on many variables. We determined the fair value of our net assets based on a combination of market and income approaches. Key assumptions used in the market approaches included the determination that we have a single reporting unit, the appropriate stock price to determine market value, use of control premium and determination of the appropriate control premium, determination of an appropriate set of comparable companies. Key assumptions in the income approach were based on a discounted cash flow model, which included significant assumptions about our future revenues, expenses, target profitability rates, and determination of an appropriate discount rate.

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

Although we have no goodwill remaining, we continue to carry approximately $6.7 million of long-lived assets as of December 31, 2009, and while we continue to depreciate these assets, at the same time, we continue to capitalize costs related to internally generated software and may acquire other capital assets. Factors that may require future assessments of impairment of our long-lived assets include, among others, deterioration of our estimate of future cash flows or stock price or lower customer revenues or retention rates than projected.

Investment in Unconsolidated Subsidiary

Valuation when acquired. We paid $2.75 million for an interest in ActiveRain Real Estate Network during 2007. As there was a difference of $2.1 million between our cost and our share of the underlying equity in ActiveRain’s net assets, we were required to apply purchase accounting methodology to identify intangible assets and goodwill acquired. Significant judgment was used to estimate the fair values of the assets and liabilities acquired, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. We identified and assigned values to in-process research and development, developed technology, trade name and member base, in addition to goodwill.

Ongoing reporting and impairment testing. As our investment represents an ownership interest of 33%, a significant ownership interest, we apply the equity method of accounting. Therefore our investment represents our original investment and our proportionate share of their net loss, as adjusted for the impact of amortization or impairment of the identified intangible assets and goodwill.

Results of impairment tests. Our investment must also be periodically reviewed to determine whether the value of the investment may be impaired on an “other-than-temporary basis.” The determination of the fair value of this asset is dependent on material judgment and estimates. As ActiveRain is a privately held company, fair values are based primarily on the income approach using management’s estimates of future cash flows. This analysis therefore includes the same significant assumptions used when we recorded our initial investment in ActiveRain, as well as the determination that impairment is other than temporary.

Our assessment of other than temporary impairment for our ActiveRain investment as of December 31, 2008 resulted in an impairment charge of $1.3 million to reduce the carrying value of our investment to our estimate of fair value, $0.6 million. We determined there was no further impairment to our investment in ActiveRain as of December 31, 2009.

We expect to continue to record our proportionate share of ActiveRain’s net income or losses in 2010, and do not expect to record future impairment losses in the near term due to the decreased carrying value of our investment of $0.3 million at December 31, 2009.

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

New tax legislation was passed in November 2009, which allows us to carry back 2009 losses up to five years. As a result, we recorded a tax refund receivable of $4.9 million as of December 31, 2009.

Changes in the amount of our operating losses, changes in the tax laws or our interpretation of the tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes and the amount of valuation allowances required in our consolidated financial statements.

At December 31, 2009, we have net deferred tax assets of $9.4 million, before reduction for our valuation allowance. We considered all available evidence to determine whether a valuation allowance was required for those assets, including the following factors: estimates regarding the timing and amount of the reversal of taxable temporary differences, taxable income in prior carryback years as permitted under tax law, historical taxable income, normalized for non-recurring items, expected future taxable income and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on our current projections of future operating profits, we continue to believe that it is not likely that we will be able to realize our deferred tax assets and continue to maintain a valuation allowance for the full amount of our net deferred tax assets at December 31, 2009.

We account for uncertainty in income taxes using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon effective settlement. Our accounting policy is to recognize interest and penalties related to income tax matters as tax expense.

Stock-Based Compensation

We recognize stock-based compensation related to option grants using the fair value based method. We use the Black-Scholes pricing model which requires the input of highly subjective assumptions, including estimating the stock option expected life and stock price volatility. Changes in any of these assumptions could materially impact the estimated fair value of options granted.

The following table illustrates the effect of changing these significant variables on the estimated fair value of our options. The following examples are hypothetical but representative of our option grants and their related fair values at December 31, 2009. In each analysis, the remaining variables are held constant. This illustration is not intended to provide a range of exposure or expected deviation.

Effect of a 10% change in our stock price volatility estimate:

	-10%	Current Volatility Estimate	+10%
Stock option volatility	50%	60%	70%
Estimated fair value	$0.73	$0.85	$0.96

Effect of a 1-year change in expected life of our stock options:

	-1 Year	Current Expected Life Estimate	+1 Year
Estimated option life	2.5 years	3.5 years	4.5 years
Estimated fair value	$0.72	$0.85	$0.95

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

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective for interim and annual periods beginning after November 15, 2009. We do not anticipate the adoption of this guidance to have a material impact on our future consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our future consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 — “Exhibits and Financial Statement Schedules” for the Index to the consolidated financial statements and supplementary data required by this item, which are filed as part of this report and are incorporated herein by reference.

See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quarterly Consolidated Statements of Operations” for selected quarterly financial data, which data is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), for us. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2009 that was not reported as required.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 27, 2010, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2009, our fiscal year end.

We have adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer or Controller, or persons performing similar functions. The code of ethics is available on the “Investor Relations-Corporate Governance” section of our Internet web site at www.marketleader.com.

ITEM 11: EXECUTIVE COMPENSATION

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 27, 2010, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2009, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the “Equity Compensation Plan Information” below, the information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 27, 2010, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2009, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our equity compensation plans as of December 31, 2009:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	4,903,803	$2.92	(2)	1,281,476	(3)(4)
Equity compensation plans not approved by shareholders
Total	4,903,803	$2.92	(2)	1,281,476	(3)(4)

(1)	We have stock options outstanding under the 1999 Stock Option Plan as well as stock options and restricted stock units under the 2004 Equity Incentive Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004.

(2)	Includes restricted stock units, which have no exercise price. The weighted-average exercise price excluding the restricted stock units is $3.86.
(3)	The 2004 Plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors. Effective January 1, 2010, an additional 700,000 shares have been authorized for issuance under the automatic annual increase provisions of the 2004 Plan.
(4)	Under the 2004 Plan, in addition to stock options and restricted stock units, we may grant restricted stock, stock appreciation rights, performance units, performance shares, and other stock based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 27, 2010, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2009, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 27, 2010, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2009, our fiscal year end.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Annual Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009 and 2008 — page 64.

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

3.1

Amended and Restated Articles of Incorporation of the registrant, as amended to date incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 13, 2009 (File No. 000-51032).

3.2	Amended and Restated Bylaws of the registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 15, 2008 (File No. 000-51032).

10.1*	HouseValues, Inc. 1999 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1 filed on September 1, 2004 (Registration No. 333-118740).

10.2*

Market Leader, Inc. Amended and Restated 2004 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on April 10, 2009 (File No. 000-51032).

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

10.5*

Form of Standard Option Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 29, 2005 (File No. 000-51032).

Exhibit No.	Description

10.6*

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

10.10*

Form of Restricted Stock Unit Award Agreement for HouseValues Executives under the HouseValues, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 7, 2007 (File No. 000-51032).

10.11*

Employment Agreement by and between the Registrant and Jacqueline L. Davidson, dated February 19, 2008, incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on March 12, 2008 (File No. 000-51032).

10.12*

Employment Agreement by and between the Registrant and Michael A. Nelson, dated May 14, 2008 incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed on March 13, 2009 (File No. 000-51032).

10.13*

Form of Amendment Agreement by and between the Registrant and Market Leader Executives incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed on March 13, 2009 (File No. 000-51032).

10.14*

Summary of Market Leader, Inc. 2009 Management Variable Cash Compensation Plan incorporated by reference from the description contained in the Registrant’s Form 8-K filed on April 6, 2009 (File No. 000-51032).

10.15*

Separation Agreement and Release by and between Market Leader, Inc. and Michael Allen Nelson, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 4, 2009 (File No. 000-51032).

10.16*

Summary of Market Leader, Inc. 2010 Management Variable Cash Compensation Plan incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 8, 2010 (File No. 000-51032).

10.17

Commercial Lease between the registrant and Kirkland 405 Corporate Center, dated October 26, 2004, incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1/A filed on November 4, 2004 (Registration No. 333-118740).

10.18

First Amendment to Lease, dated as of May 26, 2005, by and between Multi-Employer Property Trust and HouseValues, Inc. and Second Amendment to Lease, dated as of October 14, 2005, by and between New Tower Multi-Employer Property Trust and HouseValues, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 5, 2009 (File No. 000-51032).

10.19

Third Amendment to Lease, dated as of March 1, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 14, 2009 (File No. 000-51032).

Exhibit No.	Description

10.20+	Fourth Amendment to Lease, dated as of May 26, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc.

21.1+	Subsidiaries of the registrant.

23.1+	Consent of KPMG LLP, independent registered public accounting firm.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1+	Section 1350 Certification of Chief Executive Officer.

32.2+	Section 1350 Certification of Chief Financial Officer.

&	Pursuant to Item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 15th day of March 2010.

MARKET LEADER, INC.

By:	/s/ IAN MORRIS
Ian Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated below on the 15th day of March, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Market Leader, Inc.:

We have audited the accompanying consolidated balance sheets of Market Leader, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Market Leader, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

March 15, 2010

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008
Revenues	$23,935	$38,368
Expenses:
Sales and marketing (1)	19,297	24,978
Technology and product development (1)	5,114	6,409
General and administrative (1)	6,915	9,245
Depreciation and amortization of property and equipment (2)	2,837	4,046
Amortization of acquired intangible assets	1,922	1,929
Gain on sale of fixed assets	—	(791)
Impairment of goodwill	—	4,883

Total expenses	36,085	50,699

Loss from operations	(12,150)	(12,331)
Equity in loss of unconsolidated subsidiary	(244)	(2,004)
Interest income and expense, net	241	1,225

Loss before income tax (benefit) expense	(12,153)	(13,110)
Income tax (benefit) expense	(4,782)	9

Net loss	(7,371)	(13,119)

Net loss per share-basic and diluted	$(0.30)	$(0.54)

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Years Ended December 31,
	2009	2008
Sales and marketing	$714	$970
Technology and product development	109	200
General and administrative	1,540	2,155

	$2,363	$3,325

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	Years Ended December 31,
	2009	2008
Technology and product development	$2,281	$3,175
General and administrative	556	871

	$2,837	$4,046

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$25,434	$47,668
Short-term investments	25,999	10,980
Trade accounts receivable, net of allowance of $29 and $29, respectively	39	79
Prepaid expenses and other current assets	918	1,480
Income tax receivable	4,920	2

Total current assets	57,310	60,209
Property and equipment, net	4,472	4,452
Intangible assets, net	2,265	4,179
Investment in unconsolidated subsidiary	340	584

Total assets	$64,387	$69,424

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$916	$736
Accrued compensation and benefits	1,494	1,767
Accrued expenses and other current liabilities	812	1,111
Deferred rent, current portion	214	289
Deferred revenue	405	374

Total current liabilities	3,841	4,277
Deferred rent, less current portion	753	303

Total liabilities	4,594	4,580
Shareholders’ equity:
Preferred stock, par value $0.001 per share; authorized 30,000,000 shares; none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, par value $0.001 per share; authorized 120,000,000 shares; issued and outstanding 24,409,431 and 24,035,074 shares at December 31, 2009 and 2008, respectively	70,220	67,900
Accumulated deficit	(10,427)	(3,056)

Total shareholders’ equity	59,793	64,844

Total liabilities and shareholders’ equity	$64,387	$69,424

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Retained Earnings (Accumulated Deficit)	Total Share- holders’ Equity
	Shares	Amount
Balance at December 31, 2007	24,521,139	$66,375	$10,063	$76,438
Exercises of stock options (including vested restricted stock)	420,954	260	—	260
Stock-based compensation	—	3,505	—	3,505
Purchase and retirement of common stock	(821,957)	(2,008)	—	(2,008)
Payment of taxes due upon vesting of restricted stock	(85,062)	(232)	—	(232)
Net loss	—	—	(13,119)	(13,119)

Balance at December 31, 2008	24,035,074	$67,900	$(3,056)	$64,844
Exercises of stock options (including vested restricted stock)	510,333	72	—	72
Stock-based compensation	—	2,523	—	2,523
Payment of taxes due upon vesting of restricted stock	(135,976)	(275)	—	(275)
Net loss	—	—	(7,371)	(7,371)

Balance at December 31, 2009	24,409,431	$70,220	$(10,427)	$59,793

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,371)	$(13,119)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,837	4,046
Amortization of intangible assets	1,922	1,929
Gain on sale of fixed assets	—	(791)
Impairment of goodwill	—	4,883
Stock-based compensation	2,363	3,325
Equity in loss of unconsolidated subsidiary	244	2,004
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	40	49
Prepaid expenses and other current assets	560	284
Income tax receivable	(4,918)	903
Other noncurrent assets	—	398
Accounts payable	130	(659)
Accrued compensation and benefits	(273)	(317)
Accrued expenses and other current liabilities	(278)	(625)
Deferred rent	375	(419)
Deferred revenue	31	1
Other liabilities	—	(283)

Net cash (used in) provided by operating activities	(4,338)	1,609

Cash flows from investing activities:
Purchases of short-term investments	(41,169)	(10,980)
Sales of short-term investments	26,200	27,400
Proceeds from sale of fixed assets	—	1,209
Purchases of property and equipment	(2,569)	(2,549)
Cash earn-out payments	(155)	(901)

Net cash (used in) provided by investing activities	(17,693)	14,179

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(275)	(232)
Proceeds from exercises of stock options	72	260
Principal payment on note payable	—	(1,590)
Purchase and retirement of common stock	—	(2,008)

Net cash used in financing activities	(203)	(3,570)

Net (decrease) increase in cash and cash equivalents	(22,234)	12,218
Cash and cash equivalents at beginning of year	47,668	35,450

Cash and cash equivalents at end of year	$25,434	$47,668

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

Our traditional HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine software-as-a-service with access to advertising buying and lead generation services. This new business model, represented by our Vision product offerings, delivered the majority of our revenue in the fourth quarter of 2009.

In September 2008 we introduced Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents, as well as a related product for agent teams, Team Leader. Together with RealtyGenerator, a turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These products feature Vision, a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

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

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets, the useful lives and potential impairment of intangible assets and property and equipment, the carrying value of our equity investment in an unconsolidated subsidiary, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and certain tax liabilities among others. We base our estimates on historical experience and other factors, including the current economic environment, that we believe to be appropriate under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized on a gross basis because for the services we provide to our customers, we are the primary obligor, have latitude in establishing price and have discretion in supplier selection. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

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

Advertising costs are expensed as they are incurred. Total advertising expense was $8,869 and $11,922 in 2009 and 2008, respectively.

Technology and Product Development

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services, net of amounts capitalized as internally

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

developed software. Also included are license fees, maintenance costs, Internet and phone connectivity and website hosting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources personnel. These costs also include audit and legal fees, business consulting fees, recruiting fees, business insurance premiums, rent and related expenses.

Stock-based Compensation

We recognize the fair value of compensation expense related to equity awards over the requisite service period using the straight-line method, adjusted for expected forfeitures. The fair value of the stock-based awards is determined at the date of grant, using the Black-Scholes option pricing model. Our determination of the fair value of stock option awards on the date of grant using this option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the expected life of the award, and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with GAAP, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Concentration of Risk

Our cash and cash equivalents are maintained primarily in a money market fund that invests in U.S. Treasury securities. Short-term investments consist of approximately $20 million in U.S. Treasury bills and $6 million in FDIC-insured certificates of deposit with terms of one year or less.

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

Cash Equivalents and Short-term Investments

Cash equivalents are short-term deposits and investments with a maturity of three months or less from the date of purchase. Investments with stated maturities of greater than three months when purchased are classified as short-term investments. We classify our investments at the time of purchase as either held-to-maturity or available-for-sale. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and discounts to maturity, with the net amortization included in interest income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect, if any, on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized. The estimated fair values of available-for-sale investments are based on quoted market prices as of the end of the reporting period. Any realized gains or losses on the sale of investments are determined on the specific identification method, and the related gains and losses are reflected as a component of interest income or expense.

Market Leader, Inc.

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

Our policy is to review any goodwill annually in the fourth quarter for impairment and when circumstances indicate that it might be impaired. We do not have any recorded goodwill as of December 31, 2009 or December 31, 2008.

Amortization of Intangible Assets

Intangible assets are recorded at historical cost less amortization. Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Developed technology	3 years
Domain names	5 years
Customer base	3 years
Tradename	5 years

Deferred Revenue

Deferred revenue primarily represents subscription agreement payments collected in advance and initial set up fees collected at account activation. Prepayments are recognized as revenue in the month service is provided; initial set up fees are amortized on a straight-line basis over the average life of a subscriber or the life of the contract, whichever is longer.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.

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

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective for interim and annual periods beginning after November 15, 2009. We do not anticipate the adoption of this guidance to have a material impact on our future consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our future consolidated financial statements.

Note 2: Acquisition of Realty Generator

On November 1, 2007, we acquired substantially all of the assets of Realty Generator, LLC and a related entity for $10,158 in cash and assumed liabilities, as well as $1,000 of contingent payments paid in 2008 and

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009. Realty Generator enhances our service offerings for real estate brokers by providing a turnkey lead generation and lead management system for real estate brokerage companies.

Note 3: Investment in Unconsolidated Subsidiary

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

Our investment in ActiveRain is recorded using the equity method of accounting. Our investment represents our original investment and our proportionate share of their net income and losses as adjusted for any difference between our cost and the underlying equity in their net assets as of the date of our investment. The difference between our cost and the underlying equity in net assets of ActiveRain on the acquisition date was $2,147, identified as intangible assets (in-process research and development, developed technology, trade name, and member base) and goodwill. Our proportionate share of the in-process research development totaled $59 and was expensed at the date of investment. During 2009 and 2008, we recorded losses of $244 and $648, respectively, representing our proportionate share of their net losses, adjusted for amortization of the intangible assets.

Given the continuation of the down cycle of the real estate industry and the global economic and credit crisis, as well as ActiveRain’s persistent operating losses, use of cash in operations, and performance relative to original projections when we made our original investment, we evaluated our investment in ActiveRain for an other-than-temporary impairment and determined there was no impairment to our investment as of December 31, 2009.

We also evaluated our investment in ActiveRain for an other-than-temporary impairment as of December 31, 2008 which resulted in an impairment charge of $1,356.

Note 4: Closure of Satellite Sales and Service Center

In 2007, we closed our satellite sales and service center in Yakima, Washington, recording an impairment charge of $1,200 to reduce those assets to their estimated fair value less selling costs of $418. During the first quarter of 2008, we assigned our purchase option for the Yakima facility and transferred all remaining assets in the facility to a third party for net cash of $1,209. We recorded a related gain of $791 in the first quarter of 2008.

Note 5: Earnings Per Share

Basic earnings per share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year.

Diluted earnings per share are calculated by dividing net income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options to the extent dilutive, calculated using the treasury stock method.

Unvested restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Restricted stock units are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable and are excluded from weighted average common shares outstanding.

The basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2009	2008
Net loss	$(7,371)	$(13,119)

Weighted average common shares outstanding	24,189	24,293
Dilutive effect of stock options and restricted stock units	—	—

Diluted Shares	24,189	24,293

Net basic loss per share	$(0.30)	$(0.54)

Net diluted loss per share	$(0.30)	$(0.54)

Antidilutive stock options	4,904	4,268

Unvested restricted stock units	1,195	1,534

Note 6: Cash, Cash Equivalents and Short-Term Investments

At December 31, 2009, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$794	$—	$794
Money market account	24,640	—	24,640

Cash and cash equivalents	$25,434	$—	$25,434

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$19,971	$(4)	$19,967
Certificate of Deposit	6,028	12	6,040

Short-Term investments	$25,999	$8	$26,007

As of December 31, 2009, the U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and the U.S. Treasury bills are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit is based on a CD pricing model. All of our investments have a contractual maturity of one year or less.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2008, the U.S. Treasury bills and certificates of deposit were classified as held-to-maturity and the U.S. Treasury bills were carried at amortized cost. The estimated fair value of the U.S. Treasury bills was based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit was based on a CD pricing model. All of our investments had a contractual maturity of one year or less.

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 7: Fair Value Measurements

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. We also use a fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables sets forth by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of December 31, 2009 and 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2009 Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Money Market Funds	$24,640	$24,640	—	—

	December 31, 2008 Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Money Market Funds	$36,035	$36,035	—	—

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Note 8: Property and Equipment, Net

Property and equipment, net of related depreciation and amortization consists of the following:

	December 31,
	2009	2008
Computer equipment and software	$6,358	$6,345
Internally developed software	10,810	8,808
Office equipment and furniture	840	1,711
Leasehold improvements	897	1,447

	18,905	18,311
Less: accumulated depreciation and amortization	(14,433)	(13,859)

	$4,472	$4,452

Internally developed software costs include external direct costs and internal direct labor and related employee benefits costs. Internally developed software costs totaled $3,624 and $3,511, net of accumulated amortization at December 31, 2009 and 2008, respectively. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Amortization of capitalized internally developed software costs was $2,094 and $2,175 for 2009 and 2008, respectively.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9: Acquired Intangible Assets, Net

Intangible assets and related accumulated amortization consists of the following:

	December 31,
	2009	2008
Cost:
Vendor agreements	$1,390	$1,390
Customer base	1,686	1,686
Developed technology	3,580	3,580
Tradename	1,645	1,645
Domain names	391	383

Total cost	8,692	8,684

Accumulated amortization:
Vendor agreements	(1,390)	(1,390)
Customer base	(1,394)	(1,044)
Developed technology	(2,586)	(1,392)
Tradename	(713)	(384)
Domain names	(344)	(295)

Total accumulated amortization	(6,427)	(4,505)

Acquired Intangible Assets, net	$2,265	$4,179

Future amortization expense is expected to be as follows over each of the next five years:

Total
2010	$1,652
2011	333
2012	277
2013	2
2014	1

Total	$2,265

Note 10: Goodwill

Goodwill represented the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. We recorded additions to goodwill of $828 related to the acquisition of Realty Generator during 2008.

Continued deterioration of market and economic conditions combined with declines in our stock price caused us to evaluate goodwill for impairment in the fourth quarter of 2008. Our evaluation incorporated the impact of difficult market conditions on our near term forecasted operations and cash flows and the decline in our stock price and other factors. As a result we recorded an impairment charge to goodwill of $4,883 in the year ended December 31, 2008. We do not have any recorded goodwill as of December 31, 2009 or December 31, 2008.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11: Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities:

	December 31,
	2009	2008
Accrued advertising	$304	$372
Accrued business taxes and escheat	177	59
Accrued property and equipment purchases	135	—
Accrued services	29	156
Accrued legal and professional fees	23	220
Accrued payments in connection with acquisitions	—	155
Other	144	149

	$812	$1,111

Note 12: Self Insurance

We are self insured for our medical and dental coverage. The medical plan carries a stop-loss policy, which will protect from an individual claim during the plan year exceeding $100 or when cumulative medical claims exceed 120% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims was $153 at December 31, 2009.

Note 13: Income Taxes

Income tax expense (benefit) from continuing operations is comprised of the following:

	Years Ended December 31,
	2009	2008
Current	$(4,782)	$9
Deferred	1,277	(4,468)
Valuation allowance	(1,277)	4,468

	$(4,782)	$9

The net income tax benefit for the year ended December 31, 2009 reflects new legislation passed in November 2009 that allows us to carry our 2009 operating losses back up to five years, to years that we have operating income to absorb those losses. Therefore, we expect to recover our 2009 operating losses after we file our 2009 Federal income tax return, and have reflected that receivable in current assets.

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

	2009	2008
Federal statutory tax rate	34.0%	34.0%
Disposition of excess tax-deductible goodwill	9.9%	—
Nondeductible stock-based compensation	(2.1%)	—
Other	(2.8%)	—
Change in valuation allowance	0.3%	(34.1%)

Effective tax rate	39.3%	(0.1%)

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowances and accruals	$206	$124
Stock-based compensation	3,350	3,075
Acquired intangible assets	3,782	4,559
Deferred rent	329	201
Net operating loss carryforward	1,610	2,863
Alternative minimum tax credit	511	247
Investment in ActiveRain	819	736
Valuation allowance	(9,359)	(10,636)

Total deferred tax assets	1,248	1,169
Deferred tax liabilities:
Property and equipment	(1,154)	(927)
Prepaids, discounts and other	(94)	(242)

Total deferred tax liabilities	(1,248)	(1,169)

Net deferred tax asset	$—	$—

Our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. We believe that based on the decline in the national real estate market, our recent history of operating losses and the lack of carryback periods for losses other than the 2009 operating losses, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. As a result, we have established a valuation allowance for the full amount of our net deferred tax assets.

In addition to the deferred tax assets disclosed above, we had excess tax-deductible goodwill related to a historical acquisition that we were not able to recognize as a deferred tax asset to the extent that it exceeds the goodwill we reported for financial reporting purposes. In 2009, the realized tax deductions for the excess tax-deductible goodwill were recorded as an increase to income tax benefit. During the year ended December 31, 2009, we disposed of the remaining intangible assets related to the acquisition.

At December 31, 2009, our gross net operating loss carryforwards were $4,734 and will begin to expire in 2028.

At December 31, 2009 we had unrecognized tax benefits in the amount of $115 that were accrued during the year. We also accrued potential penalties and interest of $14 related to these unrecognized tax benefits during 2009. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. We have concluded all U.S. Federal income tax and local tax matters for years through 2005.

Note 14: Note Payable

As part of our acquisition of The Loan Page in 2005 we assumed a note payable that was discounted to a fair value of $1,590 with an effective yield of 8.2%. The note was paid in full in December 2008, including accrued interest, for a total payment of $2,000.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15: Leases

In May 2009, with a retroactive effective date to March 1, 2009, the lease for our corporate offices in Kirkland, Washington was amended, extending the termination date from December 2010 to June 2013 and reducing the size of the leased space from 65,469 square feet to 25,309 square feet. The amended lease also includes an option to extend the revised lease term for five years beyond the initial commitment period.

In connection with the new lease, the landlord provided a tenant improvement incentive of $304 to cover some of the costs of remodeling the space for the Company’s use. This incentive has been recorded as deferred rent and along with the deferred rent remaining from the original lease is being amortized over the revised term of the lease.

Our facility lease contains predetermined fixed escalations. We recognize rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the lease as a deferred liability, which is included as a component of deferred rent on the accompanying consolidated balance sheets.

The following is a schedule by year of future minimum payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009.

2010	449
2011	464
2012	466
2013	237

$1,616

Rent expense totaled $606 and $1,059 during 2009 and 2008, respectively.

Note 16: Stock Option Plans and Stock-Based Compensation

We issue stock options and restricted stock units to our employees under the terms of our 2004 Equity Incentive Plan. Our stock-based compensation cost is measured at grant date based on the fair value of the award, and expensed over the requisite service period.

Stock Option Fair Value Determination

Valuation and Recognition Method. We estimate the fair value of stock-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards, reduced for estimated forfeitures, on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on our historical experience.

Expected Volatility. We estimate the volatility of our stock price at the date of grant based on the historical volatility of our stock price calculated over a term equivalent to the expected life of the award. During 2009, the range of expected volatilities used was 57% to 61%.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the award. During 2009, the range of risk-free interest rates used was 1.01% to 1.84%.

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

The value of each employee option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2009	2008
Weighted average expected risk-free interest rate	1.58%	2.53%
Weighted average expected volatility	60%	52%
Expected life (in years)	3.5 years	3.5 years
Expected dividend yield	0%	0%
Weighted average fair value	$0.81	$1.07

Our stock options typically vest on a graded basis over a four year period and typically expire the earlier of ten years from the date of grant or ninety days following termination of employment.

Stock Option Activity

Options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,235,889	$4.62	$2.45
Options granted	950,050	1.84	0.80
Options exercised	(42,183)	1.70	0.29
Options forfeited	(231,920)	3.17	1.35
Options expired	(203,533)	7.73	5.81

Outstanding at December 31, 2009	3,708,303	$3.86	$1.94	6.9 years	$354

Exercisable at December 31, 2009	2,043,693	$5.09	$2.69	5.2 years	$61

The aggregate intrinsic value of options outstanding at December 31, 2009 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table.

	Years Ended December 31,
	2009	2008
Intrinsic value of options exercised	$11	$67
Grant date fair value of options vested	$1,184	$1,885
Grant date fair value of options forfeited	$313	$3,637

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Awards

We have granted restricted stock units to our executives and certain key employees under the 2004 Plan. These stock awards entitle the holder to shares of common stock as the award vests over vesting periods from two to four years. We measure the fair value of restricted stock units based upon the market price of the underlying common stock on the date of grant, reduced by the present value of future dividends, if any. The restricted stock units are recognized over their applicable vesting period using the straight-line method reduced for estimated forfeitures. The total grant date fair value of stock awards that vested during 2009 and 2008 was $1,712 and $1,140, respectively.

During 2009, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2008	1,534,030	$3.24
Restricted stock units granted	493,000	1.96
Units upon which restrictions lapsed	(468,150)	3.66
Restricted stock units forfeited	(363,380)	3.03

Nonvested stock award balance at December 31, 2009	1,195,500	$2.61

Stock-based Compensation

The following table summarizes stock-based compensation expense for the respective periods:

	Years Ended December 31,
	2009	2008
Total cost of share-based payment plans	$2,523	$3,505
Amounts capitalized in internally developed software	(160)	(180)

Amounts charged against income, before income tax benefit	$2,363	$3,325

Amount of related income tax benefit recognized	$—	$—
Amounts recognized for amounts previously capitalized in fixed assets	$118	$117

In 2009 and 2008, we recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation as shown above.

As of December 31, 2009, we had $3,664 of unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans, which includes restricted stock units and stock options. We expect to recognize this cost over a weighted average period of 1.5 years.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17: Common Stock

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2009
Options outstanding under the 1999 Stock Option Plan	1,014,786
Options and unvested stock awards outstanding under the 2004 Equity Incentive Plan	3,889,017
Additional equity awards that can be issued under the 2004 Equity Incentive Plan	1,281,476

Common stock reserved for future issuance	6,185,279

An additional 700,000 shares was authorized for issuance effective January 1, 2010 under the automatic annual increase provisions of the 2004 Equity Incentive Plan. We issue new shares for option exercises and vested restricted stock units.

Note 18: 401(k) Plan

We provide a defined contribution 401(k) plan for our employees. Participating employees may contribute a portion of their salary to the plan up to the maximum allowed by the federal tax guidelines. Additionally, we may make discretionary contributions to the plan. To date, no discretionary contributions have been made to the plan.

Note 19: Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2009	2008
Cash paid (received) during the period for income taxes	$8	$(895)
Cash paid during the period for interest	$—	$410
Noncash investing and financing activities:
Accrued property and equipment purchases	$135	$—
Accrued payments in connection with acquisitions	$—	$155

Market Leader and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2009	$29	$410	$410	(A)	$29
December 31, 2008	$50	$794	$815	(A)	$29

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended:
December 31, 2009	$10,636	$—	$1,277	$9,359
December 31, 2008	$6,343	$4,293	$—	$10,636