Form 10-Q
period 2010-03-31
Market Leader, Inc.
filed 2010-05-11
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

As of April 30, 2010, there were outstanding 24,596,508 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009
Revenues	$5,796	$6,529
Expenses:
Sales and marketing (1)	4,922	4,742
Technology and product development (1)	1,365	1,407
General and administrative (1)	1,713	1,969
Depreciation and amortization of property and equipment (2)	664	803
Amortization of acquired intangible assets	479	482

Total expenses	9,143	9,403

Loss from operations	(3,347)	(2,874)
Equity in loss of unconsolidated subsidiary	(136)	(94)
Interest income and expense, net	37	95

Loss before income tax expense	(3,446)	(2,873)
Income tax expense	3	2

Net loss	$(3,449)	$(2,875)

Net loss per share — basic and diluted	$(0.14)	$(0.12)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2010	2009
Sales and marketing	$132	$204
Technology and product development	54	83
General and administrative	310	424

	$496	$711

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2010	2009
Technology and product development	$572	$615
General and administrative	92	188

	$664	$803

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,877	$25,434
Short-term investments	24,108	25,999
Trade accounts receivable, net of allowance of $20 and $29, respectively	31	39
Prepaid expenses and other current assets	799	918
Income tax receivable	4,925	4,920

Total current assets	54,740	57,310
Property and equipment, net of accumulated depreciation of $15,097 and $14,433, respectively	4,431	4,472
Acquired intangible assets, net of accumulated amortization of $6,906 and $6,427, respectively	1,786	2,265
Investment in unconsolidated subsidiary	204	340

Total assets	$61,161	$64,387

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,085	$916
Accrued compensation and benefits	1,400	1,494
Accrued expenses and other current liabilities	673	812
Deferred rent, current portion	214	214
Deferred revenue	387	405

Total current liabilities	3,759	3,841
Deferred rent, less current portion	709	753

Total liabilities	4,468	4,594
Shareholders’ equity:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,596,508 and 24,409,431 shares at March 31, 2010 and December 31, 2009, respectively	70,569	70,220
Accumulated deficit	(13,876)	(10,427)

Total shareholders’ equity	56,693	59,793

Total liabilities and shareholders’ equity	$61,161	$64,387

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,449)	$(2,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	664	803
Amortization of acquired intangible assets	479	482
Stock-based compensation	496	711
Equity in loss of unconsolidated subsidiary	136	94
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	8	30
Prepaid expenses and other assets	144	610
Accounts payable	128	(49)
Accrued compensation and benefits	(94)	(636)
Accrued expenses and other current liabilities	(5)	(136)
Deferred rent	(44)	40
Deferred revenue	(18)	96

Net cash used in operating activities	(1,555)	(830)

Cash flows from investing activities:
Purchases of short-term investments	(7,897)	(14,987)
Sales of short-term investments	9,800	—
Purchases of property and equipment	(731)	(529)
Payments related to the Realty Generator acquisition	—	(155)

Net cash provided by (used in) investing activities	1,172	(15,671)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(174)	(41)

Net cash used in financing activities	(174)	(41)

Net decrease in cash and cash equivalents	(557)	(16,542)
Cash and cash equivalents at beginning of period	25,434	47,668

Cash and cash equivalents at end of period	$24,877	$31,126

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, Inc. provides real estate professionals with innovative marketing and technology solutions that enable them to grow and manage their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999.

Our traditional HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine lead generation services with a software-as-a-service based lead management and CRM tool to provide a complete marketing and business development system for agents, agent teams, and real estate brokerage companies. This new business model, represented by our Vision product offerings, delivered the majority of our revenue in the first quarter of 2010.

In November 2008 we introduced Growth Leader, our Vision based product for real estate agents as well as Team Leader, a related product designed agent teams. Together with RealtyGenerator, our turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute our family of new Vision products that support the shift in our business model. These products feature Vision, a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

Additionally, Market Leader provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our nationwide consumer web sites include: JustListed.com, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes; and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes. Our Vision-based products also provide consumers with free access to similar information through thousands of localized web sites that we operate on behalf of our real estate professional customers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full year.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. We use a fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $23,733 and $49,478 in Money Market Funds as of March 31, 2010 and March 31, 2009, respectively, that were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Accounting Pronouncements Issued Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (Fiscal Year 2011). We are still evaluating whether ASU 2009-13 will have any impact on our future consolidated financial statements.

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

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended March 31,
	2010	2009
Net loss	$(3,449)	$(2,875)

Weighted average common shares outstanding	24,540	24,057
Dilutive effect of equity-based awards	—	—

Diluted Shares	24,540	24,057

Net loss per share — basic and diluted	$(0.14)	$(0.12)

Antidilutive stock options	3,731	3,384

Unvested restricted stock units	892	1,383

Note 3: Cash, Cash Equivalents and Short-Term Investments

At March 31, 2010, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,144	$—	$1,144
Money market account	23,733	—	23,733

Cash and cash equivalents	$24,877	$—	$24,877

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

U.S. Treasury bills	$14,983	$3	$14,986
Certificate of Deposit	9,125	—	9,125

Short-Term investments	$24,108	$3	$24,111

As of March 31, 2010, the U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit is based on a CD pricing model. All of our investments have a contractual maturity of one year or less.

At December 31, 2009, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$794	$—	$794
Money market account	24,640	—	24,640

Cash and cash equivalents	$25,434	$—	$25,434

	Amortized Cost	Gross Unrealized Gains / (Losses)	Estimated Fair Value
U.S. Treasury bills	$19,971	$(4)	$19,967
Certificate of Deposit	6,028	12	6,040

Short-Term investments	$25,999	$8	$26,007

As of December 31, 2009, the U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit is based on a CD pricing model. All of our investments have a contractual maturity of one year or less.

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

Determining Fair Value — Assumptions

The value of each employee option granted during the three-month periods ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2010	2009
Expected life (in years)	3.5	3.5
Weighted average expected volatility	59%	59%
Weighted average risk-free interest rate	1.60%	1.15%
Expected dividend yield	0%	0%
Weighted average fair value	$0.90	$0.65

Stock Option Activity

Options granted, exercised, forfeited and expired under all of our stock option plans for the three-month period ended March 31, 2010 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,708,303	$3.86
Options granted	40,000	2.06
Options exercised	—	—
Options forfeited	(10,754)	3.63
Options expired	(6,481)	6.30

Outstanding at March 31, 2010	3,731,068	$3.84	6.7 years	$159

Exercisable at March 31, 2010	2,223,870	$4.87	5.3 years	$49

The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table:

	Three months ended March 31,
	2010	2009
Intrinsic value of options exercised	$—	$—
Grant date fair value of options vested	$207	$345
Grant date fair value of options forfeited	$21	$40

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

Restricted Stock Units

During the three months ended March 31, 2010, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock units balance at December 31, 2009	1,195,500	$2.61
Restricted stock units granted	—	—
Restricted stock units vested	(277,500)	2.85
Restricted stock units forfeited	(26,500)	2.39

Nonvested stock units balance at March 31, 2010	891,500	$2.54

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

	Three months ended March 31,
	2010	2009
Total cost of share-based payment plans	$523	$765
Amounts capitalized in internally developed software	(27)	(54)

Amounts charged against income, before income tax benefit	$496	$711

Amounts recognized for amounts previously capitalized in fixed assets	$33	$27

In 2010 and 2009, we recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation, reducing the net benefit on the income statement to zero.

As of March 31, 2010, we had $3,093 of unrecognized gross compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.4 years.

Note 5: Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2010	2009
Cash paid during the period for income taxes	$7	$8
Non-cash investing and financing activities:
Increase in payables for property and equipment	$—	$10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the heading Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward looking statements. The forward-looking statements are made as of the date of this report, and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Our Business

Market Leader, Inc. provides real estate professionals with innovative marketing and technology solutions that enable them to grow and manage their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999.

Our traditional HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine lead generation services with a software-as-a-service based lead management and CRM tool to provide a complete marketing and business development system for agents, agent teams, and real estate brokerage companies. This new business model, represented by our Vision product offerings, delivered the majority of our revenue in the first quarter of 2010.

In November 2008 we introduced Growth Leader, our Vision based product for real estate agents as well as Team Leader, a related product designed agent teams. Together with RealtyGenerator, our turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute our family of new Vision products that support the shift in our business model. These products feature Vision, a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

Additionally, Market Leader provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our nationwide consumer web sites include: JustListed.com, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes; and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes. Our Vision-based products also provide consumers with free access to similar information through thousands of localized web sites that we operate on behalf of our real estate professional customers.

Review of First Quarter 2010

Revenue for the first quarter was $5.8 million, down 11% from the same period in 2009, due primarily to a decline in our customer base, offset in part by an increase in average revenue per customer.

We believe our revenue trend has reflected broader real estate market conditions. While existing home sales improved during first quarter as reported by the National Association of Realtors, industry-wide real estate commissions declined according to research from REAL Trends, Inc., indicating that market conditions have not yet stabilized. Even when market conditions and real estate commissions stabilize and begin to improve, we expect real estate professionals to continue to remain cautious regarding new marketing expenditures for at least a couple of quarters as they recover from what has been a prolonged and significant downturn.

Despite difficult market conditions, during 2009 our sequential quarterly revenue declines moderated, and for the first time since early 2006, our first quarter revenue of $5.8 million grew from the fourth quarter level of $5.6 million. The improvement was due to growth in our Vision product revenue as we continued to make progress on our business model shift toward our software as a service based Vision products. Revenue from our Vision products which grew to $3.2 million in the first quarter from $2.9 million in the fourth quarter of last year, now represents the majority of our revenue. We anticipate that revenues from our Vision products will continue to drive a majority of 2010 revenue.

In 2008, we began the shift in our business model from our traditional lead generation products to offerings that combine software-as-a-service with access to advertising buying and lead generation services. Our original model is represented by our HouseValues and JustListed products that deliver home seller or buyer leads to customers via an online software tool that is bundled with additional services. Our new business model is represented by our Vision products, including Growth Leader, Team Leader and Realty Generator. Our acquisition of Realty Generator, LLC and a related entity in November 2007 enabled us to leverage the technology and business model acquired to develop our Vision products. We believe the Vision product offerings are helping us to achieve better customer retention rates and will drive improved operating results over time.

Our longer term goal is to return the company to profitable growth, and we believe that to do so requires improvements in customer acquisition. Towards that goal, we have made incremental investments in customer acquisition, including increasing the size of our sales force, which we believe will drive further revenue growth later this year.

Results of Operations

Revenues

	Three months ended March 31,
	2010	2009
Revenues (in thousands)	$5,796	$6,529

Revenues decreased 11% for the quarterly period ended March 31, 2010 compared to the same period in 2009, due to a 22% decline in our average customer base partially offset by a 14% increase in average revenue per customer over the past twelve months. We believe the cyclical downturn in the real estate industry has negatively impacted the ability of real estate professionals to pay for marketing services and other lead generation costs, which is reflected in our decreased customer base.

Revenue in the first quarter of 2010 increased 3% from the fourth quarter of 2009. See “Quarterly Consolidated Statements of Income and Operational Data.” On a sequential quarterly basis, we experienced a 5% increase in average revenue per customer partially offset by a 2% decrease in average real estate customer count. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics”.

We believe that the incremental investments we are making in sales and marketing resources will yield further revenue improvement in the second half of 2010.

Sales and Marketing

	Three months ended March 31,
	2010	2009
Total sales and marketing expense (in thousands)	$4,922	$4,742

Total sales and marketing expense as a % of revenue	85%	73%

Sales and marketing expense increased for the three month period ended March 31, 2010 compared to the same period in 2009, primarily due to increased advertising costs and increased consulting and marketing expenses. The increase in advertising costs was consistent with expectations based on the shift in revenue mix to our Vision-based products. Advertising is a higher percentage of revenue for our Vision products. However, we believe the Vision product offerings are helping us to achieve better customer retention rates and will drive improved operating results over time.

Sales and marketing expense decreased 3% in the first quarter of 2010 compared to the fourth quarter of 2009. The decline was primarily due to reduced advertising costs that were partially seasonal in nature. Those cost savings more than offset the incremental investments we made in sales and marketing resources during the first quarter.

For the second quarter of 2010, we expect sales and marketing costs to increase modestly as we support sales initiatives for our Vision-based products.

Technology and Product Development

	Three months ended March 31,
	2010	2009
Total technology and product development expense (in thousands)	$1,365	$1,407

Total technology and product development expense as a % of revenue	24%	22%

Technology and product development expense decreased slightly for the three month period ended March 31, 2010 compared to the same period in 2009.

Technology and product development expense increased slightly in the first quarter of 2010 when compared to the fourth quarter of 2009.

For the remainder of 2010, we expect the level of technology and product development expenses to remain fairly consistent as we continue to enhance our Vision-based products, but to decrease as a percentage of revenue as revenue increases.

General and Administrative

	Three months ended March 31,
	2010	2009
Total general and administrative expense (in thousands)	$1,713	$1,969

Total general and administrative expense as a % of revenue	30%	30%

General and administrative expense decreased primarily due to reduced payroll related expenses associated with lower staffing levels, reduced occupancy expenses, and lower professional fees. These decreases were offset, in part, by an increase in recruiting fees in the first quarter of 2010. General and administrative expenses remained consistent as a percentage of revenues for the three month period ended March 31, 2010 compared to the same period last year on our lower revenue base.

General and administrative expenses increased 10% in the first quarter of 2010 compared to the fourth quarter of 2009 primarily due to incremental hiring expenses related to our efforts to increase the size of our sales teams.

We expect quarterly general and administrative expenses to decrease slightly for the remainder of 2010, and to decrease as a percentage of revenue.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased for the three months ended March 31, 2010 compared to the same period in 2009 because a number of assets became fully depreciated during 2009.

Interest Income and expense, net

Interest income decreased for the three month period ended March 31, 2010 compared with the same period in 2009 primarily due to decreased rates of return on investments as well as a lower investment balance.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We include a discussion of our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2009.

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the five quarters ended March 31, 2010. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	(in thousands)
Operations Data:
Revenues	$5,796	$5,643	$5,816	$5,947	$6,529
Expenses:
Sales and marketing	4,922	5,084	4,795	4,676	4,742
Technology and product development	1,365	1,255	1,174	1,278	1,407
General and administrative	1,713	1,564	1,638	1,744	1,969
Depreciation and amortization of property and equipment	664	661	593	780	803
Amortization of acquired intangible assets	479	479	481	480	482

Total expenses	9,143	9,043	8,681	8,958	9,403

Loss from operations	(3,347)	(3,400)	(2,865)	(3,011)	(2,874)
Equity in loss of unconsolidated subsidiary	(136)	8	(97)	(61)	(94)
Interest income and expense, net	37	42	45	59	95

Loss before income tax	(3,446)	(3,350)	(2,917)	(3,013)	(2,873)
Income tax expense (benefit)	3	(4,788)	2	2	2

Net income (loss)	$(3,449)	$1,438	$(2,919)	$(3,015)	$(2,875)

Key Operational Metrics

The following table presents key operational data and metrics for the five quarters ended March 31, 2010.

	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$5,784	$5,622	$5,789	$5,909	$6,481
Other revenues (2)	12	21	27	38	48

Total revenues	$5,796	$5,643	$5,816	$5,947	$6,529
Real estate professional customers, end of period (3)	5,316	5,360	5,551	5,842	6,361
Average monthly retention rate (4)	94.9%	94.5%	93.7%	94.2%	92.8%
Average real estate professional customers in the quarter (5)	5,338	5,456	5,697	6,102	6,803
Average monthly revenue per customer (6)	$361	$344	$339	$323	$318

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our RealtyGenerator, Team Leader, Growth Leader, HouseValues, JustListed, and Market Leader CRM products.
(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings.
(3)	Real estate professional customers consist of real estate agents subscribing to our HouseValues, JustListed, Growth Leader, Team Leader, and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product. Customers are included in our key operating metrics when their service is active and are paying monthly service or advertising fees.
(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter, divided by the number of months in the quarter.

At the end of the first quarter of 2010, we had 5,316 customers. On a sequential quarter basis, our customer count decreased by 44 customers during the first quarter of 2010, compared to a decrease of 191 customers in the fourth quarter of 2009.

Our average monthly customer retention rate improved again to 94.9% for the first quarter of 2010 from 94.5% in the fourth quarter of 2009. We believe that the continued strong trend can be attributed to a combination of factors — (1) the portion of revenue from our Vision products, which have demonstrated better retention, has increased and (2) the majority of our customers are now at least two-year tenured customers, which also demonstrates better retention. However, due to the continued volatility of the real estate market and broader economic concerns, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the first quarter of 2010 increased compared to the fourth quarter of 2009, and was the highest rate in two years, primarily driven by Vision revenue growth. Average revenue per customer will fluctuate from quarter to quarter based on the mix of sales for products priced differently across lower and higher priced geographies, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At March 31, 2010, our cash, cash equivalents and short-term investments totaled $49.0 million as compared to $51.4 million at December 31, 2009.

Liquidity and security of principal continue to be core to our investment strategy, which has resulted in significantly lower rates of return. As of March 31, 2010, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Three months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash used in operating activities	$(1,555)	$(830)
Cash from (used in) investing activities	1,172	(15,671)
Cash used in financing activities	(174)	(41)

Operating Activities

Net cash used in operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, equity in losses of our unconsolidated subsidiary and the effects of changes in working capital. We used cash in operations of $1.6 million in the first three months of 2010, an increase of $0.7 million compared to the same period in 2009. The increase was primarily due to an increase in our net loss after non-cash items.

Investing Activities

Cash provided by investing activities for the first quarter of 2010 was $1.2 million compared to the cash used in investing activities for the first quarter of 2009 of $15.7 million. During the first quarter of 2010, we made net sales of short-term investments of $1.9 million compared to investment purchases of $15.0 million in the same period in 2009.

Financing Activities

Cash used in financing activities consisted solely of cash paid for employment taxes upon vesting of restricted stock. The increase of $0.1 million in the first quarter of 2010 compared to the same period in the prior year was due to the increased number of shares vested.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program in the first quarter of 2010. At March 31, 2010, 0.9 million shares remain available for purchase under the share repurchase program.

Accounting Pronouncements Issued Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (Fiscal Year 2011). We are still evaluating whether ASU 2009-13 will have any impact on our future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of March 31, 2010, we invested in U.S. Treasury securities money market funds with short-term weighted average duration, directly in U.S. Treasury securities and in FDIC-insured certificates of deposit with terms of one year or less.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

(b) On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through March 31, 2010, we have used approximately $45.2 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in U.S. Treasury securities money market funds with short-term weighted average duration, directly in U.S. Treasury securities and in FDIC-insured certificates of deposit with terms of one year or less. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

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

Date: May 11, 2010