Form 10-Q
period 2010-06-30
Market Leader, Inc.
filed 2010-08-06
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

As of July 30, 2010, there were outstanding 24,596,508 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$5,815	$5,947	$11,611	$12,476
Expenses:
Sales and marketing (1)	5,219	4,676	10,141	9,418
Technology and product development (1)	1,303	1,278	2,668	2,685
General and administrative (1)	1,357	1,744	3,070	3,713
Depreciation and amortization of property and equipment (2)	619	780	1,283	1,583
Amortization of acquired intangible assets	479	480	958	962

Total expenses	8,977	8,958	18,120	18,361

Loss from operations	(3,162)	(3,011)	(6,509)	(5,885)
Equity in loss of unconsolidated subsidiary	(55)	(61)	(191)	(155)
Interest income and expense, net	90	59	127	154

Loss before income tax expense	(3,127)	(3,013)	(6,573)	(5,886)
Income tax expense	1	2	4	4

Net loss	(3,128)	(3,015)	(6,577)	(5,890)

Net loss per share — basic and diluted	$(0.13)	$(0.13)	$(0.27)	$(0.24)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2010	2009	2010	2009
Sales and marketing	$111	$184	$243	$388
Technology and product development	47	(50)	101	33
General and administrative	293	401	603	825

	$451	$535	$947	$1,246

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2010	2009	2010	2009
Technology and product development	$566	$595	$1,138	$1,210
General and administrative	53	185	145	373

	$619	$780	$1,283	$1,583

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$12,835	$25,434
Short-term investments	39,090	25,999
Trade accounts receivable, net of allowance of $11 and $29, respectively	17	39
Income tax receivable	—	4,920
Prepaid expenses and other current assets	852	918

Total current assets	52,794	57,310
Property and equipment, net of accumulated depreciation of $15,716 and $14,433, respectively	4,194	4,472
Acquired intangible assets, net of accumulated amortization of $7,385 and $6,427, respectively	1,306	2,265
Investment in unconsolidated subsidiary	149	340

Total assets	$58,443	$64,387

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,026	$916
Accrued compensation and benefits	1,590	1,494
Accrued expenses and other current liabilities	523	812
Deferred rent, current portion	214	214
Deferred revenue	389	405

Total current liabilities	3,742	3,841
Deferred rent, less current portion	665	753

Total liabilities	4,407	4,594
Shareholders’ equity:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,596,508 and 24,409,431 shares at June 30, 2010 and December 31, 2009, respectively	71,040	70,220
Accumulated deficit	(17,004)	(10,427)

Total shareholders’ equity	54,036	59,793

Total liabilities and shareholders’ equity	$58,443	$64,387

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,577)	$(5,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,283	1,583
Amortization of acquired intangible assets	958	962
Stock-based compensation	947	1,246
Equity in loss of unconsolidated subsidiary	191	155
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	22	23
Income tax receivable	4,914	(4)
Prepaid expenses and other assets	61	284
Accounts payable	100	(172
Accrued compensation and benefits	96	(654
Accrued expenses and other current liabilities	(170)	(57)
Deferred rent	(88)	463
Deferred revenue	(16)	170

Net cash provided by (used in) operating activities	1,721	(1,891)

Cash flows from investing activities:
Purchases of short-term investments	(27,868)	(19,981)
Sales of short-term investments	14,800	10,000
Purchases of property and equipment	(1,078)	(1,425)
Payments related to the Realty Generator acquisition	—	(155)

Net cash used in investing activities	(14,146)	(11,561)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(174)	(41)
Proceeds from exercises of stock options	—	45

Net cash (used in) provided by financing activities	(174)	4

Net decrease in cash and cash equivalents	(12,599)	(13,448)
Cash and cash equivalents at beginning of period	25,434	47,668

Cash and cash equivalents at end of period	$12,835	$34,220

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

Our traditional HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine lead generation services with a software-as-a-service based lead management and CRM tool to provide a complete marketing and business development system for agents, agent teams, and real estate brokerage companies. This new business model, represented by our Vision product offerings, delivered the majority of our revenue in 2010.

All of our Vision production offerings feature Vision, a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community. Our primary Vision product offerings are RealtyGenerator, a product designed for real estate brokerage companies and Growth Leader for individual real estate agents.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year.

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

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets, the useful lives and potential impairment of intangible assets and property and equipment, the carrying value of our equity investment in an unconsolidated subsidiary, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and tax liabilities among others. We base our estimates on historical experience and other factors, including the current economic environment, which we believe to be appropriate under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Economic conditions, including illiquid credit markets, volatile equity, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $8,757 and $24,640 in Money Market Funds as of June 30, 2010 and December 31, 2009 respectively, that were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Accounting Pronouncements Issued Not Yet Adopted

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. The Company adopted ASU 2010-06 beginning January 1, 2010, with the exception of the additional information in the roll-forward of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. This adoption had no impact on the Company’s financial position, results of operations or cash flows and we do not expect the remaining portion to be material.

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

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

Note 2: Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share uses the weighted average common shares outstanding plus dilutive stock options and unvested restricted stock units using the treasury method. Because we have reported losses for the periods presented, none of our stock options are included in the diluted per share calculations.

Restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Stock options and unvested restricted stock units are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(3,128)	$(3,015)	$(6,577)	$(5,890)
Weighted average common shares outstanding	24,597	24,112	24,569	24,085
Dilutive effect of equity-based awards	—	—	—	—

Diluted Shares	24,597	24,112	24,569	24,085

Net loss per share—basic and diluted	$(0.13)	$(0.13)	$(0.27)	$(0.24)

Antidilutive equity-based awards	4,609	4,384	4,609	4,384

Unvested restricted stock units	880	1,184	880	1,184

Note 3: Cash, Cash Equivalents and Short-Term Investments

At June 30, 2010, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$4,078	$—	$4,078
Money market account	8,757	—	8,757

Cash and cash equivalents	$12,835	$—	$12,835

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$29,965	$—	$29,965
Certificate of Deposit	9,125	9	9,134

Short-Term investments	$39,090	$9	$39,099

As of June 30, 2010, the U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit is based on a CD pricing model. All of our investments have a contractual maturity of one year or less.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

At December 31, 2009, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$794	$—	$794
Money market account	24,640	—	24,640

Cash and cash equivalents	$25,434	$—	$25,434

	Amortized Cost	Gross Unrealized Gains/ (Losses)	Estimated Fair Value
U.S. Treasury bills	$19,971	$(4)	$19,967
Certificate of Deposit	6,028	12	6,040

Short-Term investments	$25,999	$8	$26,007

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

Determining Fair Value — Assumptions

The value of each employee option granted during the three month periods ended June 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected life (in years)	3.5	3.5	3.5	3.5
Weighted average expected volatility	59%	61%	59%	59%
Weighted average risk-free interest rate	1.67%	1.50%	1.63%	1.17%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$0.89	$0.77	$0.89	$0.66

Stock Option Activity

Options granted, exercised, forfeited and expired under all of our stock option plans for the six month period ended June 30, 2010 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,708,303	$3.86
Options granted	65,000	2.05
Options exercised	—	—
Options forfeited	(12,355)	3.50
Options expired	(31,227)	6.56

Outstanding at June 30, 2010	3,729,721	$3.81	6.5 years	$159

Exercisable at June 30, 2010	2,308,452	$4.76	5.2 years	$58

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(unaudited)

The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Intrinsic value of options exercised	$—	$10	$—	$10
Grant date fair value of options vested	$149	$264	$355	$1,418
Grant date fair value of options forfeited	$2	$154	$22	$193

Restricted Stock Units

During the six months ended June 30, 2010, the following activity occurred related to our restricted stock units:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock units balance at December 31, 2009	1,195,500	$2.61
Restricted stock units granted	—	—
Restricted stock units vested	(277,500)	2.85
Restricted stock units forfeited	(38,500)	2.35

Nonvested stock units balance at June 30, 2010	879,500	$2.55

Stock-based Compensation under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards:

	Six months ended June 30,
	2010	2009
Total cost of share-based payment plans	$994	$1,341
Amounts capitalized in internally developed software	(47)	(95)

Amounts charged against income, before income tax benefit	$947	$1,246

Amounts recognized for amounts previously capitalized in fixed assets	$66	$56

In 2010 and 2009, we recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation, reducing the net benefit on the income statement to zero.

As of June 30, 2010, we had $2,616 of unrecognized gross compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.3 years.

Note 5: Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2010	2009
Cash (received) paid during the period for income taxes	$(4,912)	$8
Non-cash investing and financing activities:
Increase in payables for property and equipment	$—	$135

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our traditional HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine lead generation services with a software-as-a-service based lead management and CRM tool to provide a complete marketing and business development system for real estate agents and brokerage companies. This new business model, represented by our Vision product offerings, delivered the majority of our revenue (fifty-eight percent) in the second quarter of 2010.

In November 2008 we introduced Growth Leader, our Vision based product for real estate agents, as well as a related product designed for agent teams. Together with RealtyGenerator, our turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute our family of new Vision products that support the shift in our business model. These products feature Vision, a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

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

Review of Second Quarter 2010

Revenue for the second quarter of $5.8 million was two percent below revenue for the same period in 2009. We were able to largely offset the ten percent decline in our customer base with increased average revenue per customer, as we have successfully increased revenues from our Vision products, of which the RealtyGenerator product has a higher price point.

We believe our revenue trend has reflected broader real estate market conditions, as real estate professionals spent less on marketing while transaction volumes were also declining. While seasonally adjusted annualized existing home sales as reported by the National Association of Realtors were lower in June than in April and May, overall in the second quarter of 2010, transaction volumes and industry-wide real estate commissions according to research from REAL Trends, Inc., both showed improvement over the first quarter of 2010 as well as the second quarter of 2009, suggesting that market conditions may now be stabilizing.

We believe our Vision products offer distinct advantages over our traditional products, and that these advantages, combined with the general migration towards accountable marketing programs, position Market Leader to benefit from a normalization in housing markets. We believe that stability, and not necessarily robust growth in residential real estate transactions, will give real estate professionals confidence to increase their marketing expenditures, and that this will help us grow revenue.

Our second quarter revenue of $5.8 million was flat compared to revenue in the first quarter of 2010. Within this overall result, revenue from our Vision products grew to $3.4 million from $3.2 million in the first quarter, offsetting the decline in revenue from our traditional products. We believe the Vision product offerings are also helping us to achieve improved customer retention rates and will drive improved operating results over time.

Our longer term goal is to return the company to profitable growth, and we believe that to do so requires improvement in customer acquisition. Towards that goal, we have made incremental investments in customer acquisition, including increasing the size of our sales force and creating sales and marketing channel partnerships with a number of major franchise networks. These partnerships, with some of the nation’s leading real estate franchises, enable us to tap into their influence, credibility, and existing sales and marketing infrastructure to create low risk trial opportunities of our RealtyGenerator product. This leveraged approach led to us signing more than 100 new sales agreements for our RealtyGenerator product with brokerages late in the second quarter. We expect our incremental investments in customer acquisition, including the development of this new sales and marketing channel, to drive revenue growth in the second half of this year.

Results of Operations

Revenues

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues (in thousands)	$5,815	$5,947	$11,611	$12,476

Revenues decreased 2% and 7% for the three and six month periods ended June 30, 2010 compared to the same periods in 2009, due to a decline in our customer base that was partially offset by a 14% increase in average revenue per customer over the past twelve months. We believe the cyclical downturn in the real estate industry has negatively impacted the ability of real estate professionals to pay for marketing services and other lead generation costs, which is reflected in our decreased customer base. Improvement in average revenue per customer is driven by the increased revenue from Vision products, in part due to our RealtyGenerator product that carries a higher price point than our Growth Leader and traditional products, which have lower price points for individual real estate agents.

As indicated in the comparison presented under the heading “Quarterly Consolidated Statements of Income and Operational Data,” revenue in the second quarter of 2010 remained relatively flat compared to the first quarter of 2010. On a sequential quarterly basis, we experienced a 2% increase in average revenue per customer partially offset by a minor decrease in average customer count. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics”.

We believe that the incremental investments we are making in sales and marketing resources will yield further revenue improvement in our revenue trend in the second half of 2010, and our confidence was reinforced by the more than 100 new RealtyGenerator agreements executed late in the second quarter in connection with our franchise networks marketing efforts.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total sales and marketing expense (in thousands)	$5,219	$4,676	$10,141	$9,418

Total sales and marketing expense as a % of revenue	90%	79%	87%	75%

Sales and marketing expense increased for the three and six month periods ended June 30, 2010 compared to the same periods in 2009, primarily due to increased advertising costs, increased marketing expenses, and increased payroll related expenses associated with higher staffing levels. The increase in advertising costs was consistent with expectations based on the continued shift in revenue mix to our Vision-based products since advertising is a higher percentage of revenue for our Vision products. However, we believe the Vision product offerings are helping us to achieve better customer retention rates and will drive improved operating results over time. In addition to advertising expense representing a higher percentage of revenue, increases to our sales and marketing expenses represent investments we are making to improve and accelerate our customer acquisition efforts.

Sales and marketing expense increased 6% in the second quarter of 2010 compared to the first quarter of 2010. The increase was primarily due to increased advertising costs for the same reasons noted in the year over year comparisons and increased payroll related expenses associated with higher staffing levels. The increases were partially offset by a reduction to consulting expenses.

For the second half of 2010, we expect higher revenue as well as sales and marketing costs, driven in particular by the addition of new RealtyGenerator customers signed late in the second quarter as well as continued investment in customer acquisition efforts.

Technology and Product Development

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total technology and product development expense (in thousands)	$1,303	$1,278	$2,668	$2,685

Total technology and product development expense as a % of revenue	22%	21%	23%	22%

Technology and product development expense remained consistent for the three and six month periods ended June 30, 2010 compared to the same periods in 2009. Technology and product development expenses also remained consistent as a percentage of revenue.

Technology and product development expense decreased slightly in the second quarter of 2010 when compared to the first quarter of 2010.

For the remainder of 2010, we expect the level of technology and product development expenses to remain fairly consistent as we continue to enhance our Vision-based products, but to decrease as a percentage of revenue as our revenue increases.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total general and administrative expense (in thousands)	$1,357	$1,744	$3,070	$3,713

Total general and administrative expense as a % of revenue	23%	29%	26%	30%

General and administrative expense for the three and six month periods decreased when compared to the same periods in 2009, primarily due to reduced payroll related expenses associated with lower staffing levels, reduced occupancy expenses, and lower professional fees. These decreases were offset, in part, by an increase in recruiting fees in the first quarter of 2010.

General and administrative expenses decreased 21% in the second quarter of 2010 compared to the first quarter of 2010 primarily due to a reduction in payroll related and hiring expenses and a reduction in professional fees.

We expect quarterly general and administrative expenses to increase modestly for the remainder of 2010.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased for the three and six month periods ended June 30, 2010 compared to the same periods in 2009 because a number of assets became fully depreciated.

Interest Income and expense, net

Interest income increased for the three month period ended June 30, 2010 compared to the same period in 2009 primarily due to interest income received on the $4.9 million income tax refund. Interest income decreased for the six month period ended June 30, 2010 compared with the same period in 2009 primarily due to decreased rates of return on investments as well as a lower investment balance.

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

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the six quarters ended June 30, 2010. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	(in thousands)
Operations Data:
Revenues	$5,815	$5,796	$5,643	$5,816	$5,947	$6,529
Expenses:
Sales and marketing	5,219	4,922	5,084	4,795	4,676	4,742
Technology and product development	1,303	1,365	1,255	1,174	1,278	1,407
General and administrative	1,357	1,713	1,564	1,638	1,744	1,969
Depreciation and amortization of property and equipment	619	664	661	593	780	803
Amortization of acquired intangible assets	479	479	479	481	480	482

Total expenses	8,977	9,143	9,043	8,681	8,958	9,403

Loss from operations	(3,162)	(3,347)	(3,400)	(2,865)	(3,011)	(2,874)
Equity in loss of unconsolidated subsidiary	(55)	(136)	8	(97)	(61)	(94)
Interest income and expense, net	90	37	42	45	59	95

Loss before income tax	(3,127)	(3,446)	(3,350)	(2,917)	(3,013)	(2,873)
Income tax expense (benefit)	1	3	(4,788)	2	2	2

Net (loss) income	$(3,128)	$(3,449)	$1,438	$(2,919)	$(3,015)	$(2,875)

Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net income (loss)	$(3,128)	$(3,449)	$1,438	$(2,919)	$(3,015)	$(2,875)
Less: Interest income, net	(90)	(37)	(42)	(45)	(59)	(95)
Add:
Equity in (income) loss of unconsolidated subsidiary	55	136	(8)	97	61	94
Depreciation and amortization of property and equipment	619	664	661	593	780	803
Amortization of intangible assets	479	479	479	481	480	482
Stock-based compensation	451	496	479	638	535	711
Income tax expense (benefit)	1	3	(4,788)	2	2	2

Adjusted EBITDA	$(1,613)	$(1,708)	$(1,781)	$(1,153)	$(1,216)	$(878)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, equity in loss of unconsolidated subsidiary, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See above for a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA.

Key Operational Metrics

The following table presents key operational data and metrics for the six quarters ended June 30, 2010.

	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$5,809	$5,784	$5,622	$5,789	$5,909	$6,481
Other revenues (2)	6	12	21	27	38	48

Total revenues	$5,815	$5,796	$5,643	$5,816	$5,947	$6,529
Real estate professional customers, end of period (3)	5,229	5,316	5,360	5,551	5,842	6,361
Average monthly retention rate (4)	94.1%	94.9%	94.5%	93.7%	94.2%	92.8%
Average real estate professional customers in the quarter (5)	5,273	5,338	5,456	5,697	6,102	6,803
Average monthly revenue per customer (6)	$367	$361	$344	$339	$323	$318

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our RealtyGenerator, Growth Leader, HouseValues, and JustListed products.
(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings.
(3)	Real estate professional customers primarily consist of real estate agents subscribing to our HouseValues, JustListed, and Growth Leader products and real estate brokers subscribing to our RealtyGenerator product. Customers are included in our key operating metrics when their service is active and are paying monthly service or advertising fees.
(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter, divided by the number of months in the quarter.

At the end of the second quarter of 2010, we had 5,229 customers. On a sequential quarter basis, our customer count decreased by 87 customers during the second quarter of 2010, compared to a decrease of 44 customers in the first quarter of 2010.

Our average monthly customer retention rate was 94.1% for the second quarter of 2010 compared to 94.9% in the first quarter of 2010. While customer retention decreased this quarter, the rate remained among the highest of the past fourteen directly comparable quarters. We believe that the overall improved trend in customer retention can be attributed primarily to our Vision products, which have demonstrated better retention. However, our customer retention rate will fluctuate from quarter to quarter and further volatility in the real estate market could contribute to greater fluctuations in our customer retention rate.

Average monthly revenue per customer for the second quarter of 2010 increased compared to the first quarter of 2010, and was the highest rate in two years, primarily driven by the higher average revenue from Vision products that represent an increasing portion of our revenue and customer base. Average revenue per customer will fluctuate from quarter to quarter based on product mix, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At June 30, 2010, our cash, cash equivalents and short-term investments totaled $51.9 million as compared to $49.0 million at March 31, 2010.

Liquidity and security of principal continue to be core to our investment strategy, which has resulted in significantly lower rates of return. As of June 30, 2010, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Six months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash provided by (used in) operating activities	$1,721	$(1,891)
Cash used in investing activities	(14,146)	(11,561)
Cash (used in) provided by financing activities	(174)	4

Operating Activities

Net cash provided by operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, equity in losses of our unconsolidated subsidiary and the effects of changes in working capital. We generated $1.7 million in cash from operations during the first six months of 2010, an increase of $3.6 million compared to the same period in 2009. The increase was primarily due to the receipt of an income tax refund for $4.9 million during the second quarter.

Investing Activities

Cash used in investing activities for the first six months of 2010 was $14.1 million compared to the cash used in investing activities for the same period in 2009 of $11.6 million. During the first half of 2010, we made net investment purchases of short-term investments of $13.1 million compared to investment purchases of $10.0 million in the same period in 2009.

Financing Activities

Cash used in financing activities during the first half of 2010 consisted solely of cash paid for employment taxes upon vesting of restricted stock. This use of cash increased primarily due to the increased number of restricted shares that vested in the current year to date period.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program in the second quarter of 2010. At June 30, 2010, 0.9 million shares remain available for purchase under the share repurchase program.

Accounting Pronouncements Issued Not Yet Adopted

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. The Company adopted ASU 2010-06 beginning January 1, 2010, with the exception of the additional information in the roll-forward of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. This adoption had no impact on the Company’s financial position, results of operations or cash flows and we do not expect the remaining portion to be material.

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

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of June 30, 2010, we invested in U.S. Treasury securities money market funds with short-term weighted average duration, directly in U.S. Treasury securities and in FDIC-insured certificates of deposit with terms of one year or less.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

(b) On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through June 30, 2010, we have used approximately $45.6 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in U.S. Treasury securities money market funds with short-term weighted average duration, directly in U.S. Treasury securities and in FDIC-insured certificates of deposit with terms of one year or less. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

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

Date: August 6, 2010