Form 10-Q
period 2010-09-30
Market Leader, Inc.
filed 2010-11-09
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

As of November 1, 2010, there were outstanding 24,822,498 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$5,975	$5,816	$17,586	$18,292
Expenses:
Sales and marketing (1)	6,179	4,795	16,320	14,213
Technology and product development (1)	1,402	1,174	4,070	3,859
General and administrative (1)	1,401	1,638	4,471	5,351
Depreciation and amortization of property and equipment (2)	646	593	1,929	2,176
Amortization of acquired intangible assets	480	481	1,438	1,443

Total expenses	10,108	8,681	28,228	27,042

Loss from operations	(4,133)	(2,865)	(10,642)	(8,750)
Equity in loss of unconsolidated subsidiary	(63)	(97)	(254)	(252)
Gain on valuation of investment in subsidiary	750	—	750	—
Interest income and expense, net	40	45	167	199

Loss before income tax expense	(3,406)	(2,917)	(9,979)	(8,803)
Income tax expense	3	2	7	6

Net loss	(3,409)	(2,919)	(9,986)	(8,809)

Net loss per share — basic and diluted	$(0.14)	$(0.12)	$(0.41)	$(0.37)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2010	2009	2010	2009
Sales and marketing	$128	$189	$372	$577
Technology and product development	62	37	163	70
General and administrative	286	412	888	1,237

	$476	$638	$1,423	$1,884

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2010	2009	2010	2009
Technology and product development	$592	$502	$1,730	$1,712
General and administrative	54	91	199	464

	$646	$593	$1,929	$2,176

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$21,844	$25,434
Short-term investments	27,113	25,999
Trade accounts receivable, net of allowance of $9 and $29, respectively	40	39
Income tax receivable	—	4,920
Prepaid expenses and other current assets	883	918

Total current assets	49,880	57,310
Property and equipment, net of accumulated depreciation of $16,499 and $14,433, respectively	3,957	4,472
Acquired intangible assets, net of accumulated amortization of $7,865 and $6,427, respectively	2,660	2,265
Goodwill	954	—
Investment in unconsolidated subsidiary	—	340
Other noncurrent assets	43	—

Total assets	$57,494	$64,387

Liabilities, Shareholders’ Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$1,254	$916
Accrued compensation and benefits	1,728	1,494
Accrued expenses and other current liabilities	1,023	812
Deferred rent, current portion	214	214
Deferred revenue	444	405

Total current liabilities	4,663	3,841
Deferred rent, less current portion	596	753

Total liabilities	5,259	4,594
Shareholders’ equity and noncontrolling interest:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 24,801,797 and 24,409,431 shares at September 30, 2010 and December 31, 2009, respectively	71,417	70,220
Accumulated deficit	(20,413)	(10,427)

Total Market Leader, Inc. shareholders’ equity	51,004	59,793

Noncontrolling interest in subsidiary	1,231	—

Total shareholders’ equity	52,235	59,793

Total liabilities, shareholders’ equity and noncontrolling interest	$57,494	$64,387

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,986)	$(8,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,929	2,176
Amortization of acquired intangible assets	1,438	1,443
Stock-based compensation	1,423	1,884
Gain on valuation of investment in subsidiary	(750)	—
Equity in loss of unconsolidated subsidiary	254	252
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	16	33
Income tax receivable	4,916	(1)
Prepaid expenses and other assets	81	681
Accounts payable	86	(635)
Accrued compensation and benefits	91	(671)
Accrued expenses and other current liabilities	260	418
Deferred rent	(157)	419
Deferred revenue	28	111

Net cash used in operating activities	(371)	(2,699)

Cash flows from investing activities:
Purchases of short-term investments	(30,876)	(29,964)
Sales of short-term investments	29,800	20,000
Purchases of property and equipment	(1,399)	(2,210)
Purchases of intangibles	(55)	—
Acquisition of controlling interest in ActiveRain, net of cash acquired	(394)	—
Payments related to the Realty Generator acquisition	—	(155)

Net cash used in investing activities	(2,924)	(12,329)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(324)	(275)
Proceeds from exercises of stock options	29	45

Net cash used in financing activities	(295)	(230)

Net decrease in cash and cash equivalents	(3,590)	(15,258)
Cash and cash equivalents at beginning of period	25,434	47,668

Cash and cash equivalents at end of period	$21,844	$32,410

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

Our traditional HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine lead generation services with a software-as-a-service based lead management and customer relationship management (CRM) tool to provide a complete marketing and business development system for agents, agent teams, and real estate brokerage companies. This new business model, represented by our Vision product offerings, delivered the majority of our revenue in 2010.

All of our Vision production offerings feature Vision, a personalized website optimized to generate consumer response, a proprietary CRM tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community. Our primary Vision product offerings are RealtyGenerator, a product designed for real estate brokerage companies and Growth Leader, a product designed for individual real estate agents.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full year.

Consolidation — The consolidated financial statements include the financial statements of Market Leader, Inc., our wholly owned subsidiaries, and companies in which we have a controlling interest. Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets, the useful lives and potential impairment of goodwill, intangible assets and property and equipment, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and tax liabilities among others. We base our estimates on historical experience and other factors, including the current economic environment, which we believe to be appropriate under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Economic conditions, including illiquid credit markets, volatile equity, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from changes in the economic environment will be reflected in the financial statements in future periods.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $20,747 and $24,640 in Money Market Funds as of September 30, 2010 and December 31, 2009 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Accounting Pronouncements Issued Not Yet Adopted

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. The Company adopted ASU 2010-06 beginning January 1, 2010, with the exception of the additional information in the roll-forward of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. This adoption had no impact on the Company’s financial position, results of operations or cash flows and we do not expect the remaining to be adopted portion to be material.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (Fiscal Year 2011). We are in the process of evaluating the potential impact on our future consolidated financial statements.

Note 2: Acquisition

On September 27, 2010 we acquired an additional 18% of the outstanding voting stock of ActiveRain Real Estate Network (ActiveRain) for $450. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for the community of professionals in real estate and related businesses. Our additional investment in ActiveRain continues to be directly in line with our operational objectives by providing us with access to a sizable and rapidly growing professional community which we expect will help us dramatically increase our effectiveness in acquiring customers.

As a result of this transaction, the Company’s ownership interest in ActiveRain increased to 51%. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of ActiveRain were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet at September 30, 2010.

The following tables summarize the consideration paid for ActiveRain and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value of our previously held equity investment in ActiveRain at the acquisition date and the fair value of the noncontrolling interest.

Cash Paid	$450
Fair value of previously held equity investment in ActiveRain	838
Fair value of the noncontrolling interest in ActiveRain	1,231
Less: Total identifiable net assets	(1,565)

Total Goodwill	$954

Cash	58
Trade Receivables	24
Property and Equipment	50
Identifiable intangible assets	1,778
Other assets	41
Trade payables and other liabilities	(326)
Line of credit	(60)

Total identifiable net assets	$1,565

The intangible assets acquired and their respective weighted average lives are as follows:

	Amount	Weighted Average Life
Developed technology	$544	3.0 years
Customer base	263	3.0 years
Tradename	971	5.0 years

	$1,778	3.4 years

These fair values were based on estimates as of September 27, 2010, the closing date of the acquisition, and were based on a number of factors, including valuations. We used the income approach to value ActiveRain, the noncontrolling interest, the fair value of the equity interest immediately before the acquisition date, and the identified intangible assets. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of the developed technology and the trade name were based on the relief-from-royalty method and the existing customer relationships were valued using the discounted cash flow method. Due to the timing of the acquisition, certain items including valuation reports are expected to be finalized in the fourth quarter of 2010. We do not expect material changes resulting from the finalization of these pending items.

The goodwill primarily consists of the benefit from gaining access to a sizable professional community which can increase our effectiveness in acquiring customers. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company’s carrying value of its previously-held equity-method investment in ActiveRain was re-measured to fair value at the acquisition date. The fair value of $838 exceeded the aggregate carrying value by approximately $750. As such, the Company recognized a $750 gain attributable to the re-measurement of its previously-held equity interests on the acquisition date which is included in “Gain on valuation of investment in subsidiary” in the Company’s consolidated statement of operations. Because the acquisition was at quarter-end, the gain was the only impact to operating results for the third quarter. ActiveRain operating results will be included in Market Leader’s consolidated statement of operations beginning with the quarter ended December 31, 2010.

The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition occurred at the beginning of each of the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$6,684	$6,112	$19,331	$18,948

Net loss to Market Leader	(3,422)	(2,930)	(10,016)	(8,765)

Note 3: Loss per Share

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

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(3,409)	$(2,919)	$(9,986)	$(8,809)
Weighted average common shares outstanding	24,678	24,184	24,606	24,118
Dilutive effect of equity-based awards	—	—	—	—

Diluted Shares	24,678	24,184	24,606	24,118

Net loss per share—basic and diluted	$(0.14)	$(0.12)	$(0.41)	$(0.37)

Antidilutive equity-based awards	5,555	4,995	5,555	4,995

Unvested restricted stock units	846	1,188	846	1,188

Note 4: Cash, Cash Equivalents and Short-Term Investments

At September 30, 2010, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,097	$—	$1,097
Money market account	20,747	—	20,747

Cash and cash equivalents	$21,844	$—	$21,844

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

U.S. Treasury bills	$17,981	$5	$17,986
Certificate of Deposit	9,132	24	9,156

Short-Term investments	$27,113	$29	$27,142

As of September 30, 2010, the U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit is based on a CD pricing model. All of our investments have a contractual maturity of one year or less.

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

Note 5: Stock-based Compensation Plans and Share Based Payments

Stock-based compensation cost for employees is measured at grant date, based on the fair value of the award, and recognized as expense over the requisite service period.

Determining Fair Value — Assumptions

The value of each employee option granted during the three month periods ended September 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected life (in years)	3.5	3.5	3.5	3.5
Weighted average expected volatility	60%	60%	60%	60%
Weighted average risk-free interest rate	0.68%	1.73%	0.76%	1.58%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$0.87	$0.86	$0.87	$0.81

Stock Option Activity

Activity for the stock options awarded to employees for the nine month period ended September 30, 2010 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,708,303	$3.86
Options granted	880,000	2.01
Options exercised	(20,000)	1.45
Options forfeited	(23,618)	2.88
Options expired	(34,726)	6.76

Outstanding at September 30, 2010	4,509,959	$3.49	7.0 years	$553

Exercisable at September 30, 2010	2,504,809	$4.58	5.2 years	$178

The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Intrinsic value of options exercised	$11	$—	$11	$10
Grant date fair value of options vested	$241	$380	$596	$991
Grant date fair value of options forfeited	$11	$115	$33	$309

Restricted Stock Units

During the nine months ended September 30, 2010, the following activity occurred related to the restricted stock units granted to our employees:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock units balance at December 31, 2009	1,195,500	$2.61
Restricted stock units granted	242,500	2.01
Restricted stock units vested	(538,500)	2.94
Restricted stock units forfeited	(54,000)	2.32

Nonvested stock units balance at September 30, 2010	845,500	$2.25

Share Based Payments

On September 23, 2010, we granted options to purchase 200,000 of our common stock to a consultant under the 2004 Equity Incentive Plan in exchange for services. The options granted will vest over the next two years and the associated expense will be recorded as sales and marketing expense. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, is re-measured using the option fair value and the stock-based compensation recognized during the period is adjusted accordingly. Since the fair value of these options is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested.

Stock-based Compensation

The following table summarizes stock-based compensation expense related to stock-based awards:

	Nine months ended September 30,
	2010	2009
Total cost of share-based payment plans	$1,492	$2,020
Amounts capitalized in internally developed software	(69)	(136)

Amounts charged against income, before income tax benefit	$1,423	$1,884

Amounts recognized for amounts previously capitalized in fixed assets	$101	$84

In 2010 and 2009, we recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation, reducing the net benefit on the income statement to zero.

As of September 30, 2010, we had $3,270 of unrecognized gross compensation cost related to non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a weighted average period of 1.6 years.

Note 6: Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2010	2009
Cash (received) paid during the period for income taxes	$(4,919)	$8
Non-cash investing and financing activities:
Increase in payables for property and equipment	$31	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward- looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the heading Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward looking statements. The forward-looking statements are made as of the date of this report, and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Our Business

Market Leader, Inc. provides real estate professionals with innovative marketing and technology solutions that enable them to grow and manage their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999.

Our traditional HouseValues and JustListed lead generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead generation model toward offerings that combine lead generation services with a software-as-a-service based lead management and customer relationship management (CRM) tool to provide a complete marketing and business development system for real estate agents and brokerage companies. This new business model, represented by our Vision product offerings, delivered the majority of our revenue (sixty-three percent) in the third quarter of 2010.

In November 2008 we introduced Growth Leader, our Vision based product for real estate agents, as well as a related product designed for agent teams. Together with RealtyGenerator, our turnkey lead generation and lead management system for real estate brokerage companies that we acquired in 2007, these offerings constitute our family of new Vision products that support the shift in our business model. These products feature Vision, a personalized website optimized to generate consumer response, a proprietary CRM tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

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

Review of Third Quarter 2010

Third quarter 2010 saw several developments for Market Leader, including the first year over year revenue growth, and the first increase in customer count we have seen in four years. Average revenue per customer increased to $376, the highest level in more than three years and average monthly customer retention increased to 94.4%, one of the highest levels achieved in recent years. Market Leader’s revenue grew despite an abrupt industry-wide slowdown in real estate transactions in the third quarter.

We believe our Vision products offer distinct advantages over our traditional products, and that these advantages, combined with the general migration towards accountable marketing programs, position Market Leader to benefit from a normalization in housing markets. We believe that stability, and not necessarily robust growth in residential real estate transactions, will give real estate professionals confidence to increase their marketing expenditures, and that this will help us grow our revenue.

Our longer term goal is to return the company to profitable growth, and we believe that to do so requires improvement in customer acquisition. Towards that goal, we have made incremental investments in customer acquisition, including increasing the size of our sales force and creating sales and marketing channel partnerships with a number of major franchise networks. These partnerships, with some of the nation’s leading real estate franchises, enable us to tap into their influence, credibility, and existing sales and marketing infrastructure to create low risk trial opportunities of our RealtyGenerator product. This leveraged approach led to us signing more than 200 new sales agreements for our RealtyGenerator product with brokerages in the third quarter. We expect our incremental investments in customer acquisition, including the development of this new sales and marketing channel, to drive revenue growth in the four quarter of this year and beyond.

On September 27, 2010, we acquired an additional 18% ownership interest in ActiveRain Real Estate Network for $0.5 million in a transaction that was accounted for as a business combination. We owned a 32.4% noncontrolling equity interest in ActiveRain prior to the transaction. As a result of the transaction, our previously-held noncontrolling interest in ActiveRain was remeasured to fair value on the acquisition date, resulting in the recognition of a $0.8 million gain.

Results of Operations

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues (in thousands)	$5,975	$5,816	$17,586	$18,292

Revenue for the third quarter of 2010 was $6.0 million, a 3% increase over the same period in 2009 due to an increase in average revenue per customer of 11% that was partially offset by a decline in our customer base from last year. Improvement in average revenue per customer is driven by the increased revenue from Vision products. We believe the cyclical downturn in the real estate industry has negatively impacted the ability of real estate professionals to pay for marketing services and other lead generation costs, which is reflected in our decreased customer base.

Revenue decreased 4% for the nine month period ended September 30, 2010 compared to the same period in 2009, due to a 15% decline in our customer base that was partially offset by the increase in average revenue per customer

Third quarter 2010 revenue also increased 3% compared to second quarter. Within this overall result, revenue from our Vision products grew to $3.7 million from $3.4 million in the second quarter, offsetting the decline in revenue from our traditional products. We believe the Vision product offerings are also helping us to achieve improved customer retention rates and will drive improved operating results over time. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics.”

For the fourth quarter of 2010, we expect double-digit revenue growth driven by a combination of increased organic growth as well as revenue contribution from the operating results of a newly consolidated investment. We believe that the incremental investments we are making in sales and marketing resources will yield further revenue improvement in our revenue trend in the fourth quarter of 2010, and our confidence was reinforced by the more than 200 new RealtyGenerator agreements executed in the third quarter in connection with our franchise networks marketing efforts.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total sales and marketing expense (in thousands)	$6,179	$4,795	$16,320	$14,213

Total sales and marketing expense as a % of revenue	103%	82%	93%	78%

Sales and marketing expense increased for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009, consistent with our plans to invest in new customer acquisition. We increased advertising costs, payroll-related expenses associated with higher staffing levels and marketing expenses. The increase in advertising costs was consistent with expectations based on the continued shift in revenue mix to our Vision-based products since advertising is a higher percentage of revenue for our Vision products, particularly for trial customers for whom many of the upfront software fees are discounted or waived. However, we believe the Vision product offerings are helping us to achieve better customer retention rates and will drive improved operating results over time.

Sales and marketing expense increased 18% in the third quarter of 2010 compared to the second quarter of 2010 for reasons consistent with the year over year comparisons.

For the fourth quarter of 2010, we expect higher sales and marketing costs, driven in part by the addition of new Vision customers and our continued investment in customer acquisition efforts as well as expenses from the operating results of a newly consolidated investment.

Technology and Product Development

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total technology and product development expense (in thousands)	$1,402	$1,174	$4,070	$3,859

Total technology and product development expense as a % of revenue	23%	20%	23%	21%

Technology and product development expense increased modestly for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009. Technology and product development expenses increased primarily due to a focus on new product implementation, particularly in the second and third quarters of 2010, compared to the same periods in 2009.

Technology and product development expense increased slightly in the third quarter of 2010 when compared to the second quarter of 2010.

For the remainder of 2010, we expect the level of technology and product development expenses to remain fairly consistent as we continue to enhance our Vision-based products, but to decrease as a percentage of revenue as our revenue increases.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total general and administrative expense (in thousands)	$1,401	$1,638	$4,471	$5,351

Total general and administrative expense as a % of revenue	23%	28%	25%	29%

General and administrative expense for the three and nine month periods decreased when compared to the same periods in 2009, primarily due to reduced payroll-related expenses associated with lower staffing levels and lower professional fees.

General and administrative expenses remained consistent in the third quarter of 2010 compared to the second quarter of 2010.

We expect quarterly general and administrative expenses to remain fairly consistent for the remainder of 2010.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased for the three month period ended September 30, 2010 compared to the same period in 2009 due to the addition of completed internally developed software projects. Depreciation and amortization of property and equipment decreased for the nine month period ended September 30, 2010 compared to the same period in 2009 because a number of assets became fully depreciated.

Gain on Valuation of Investment in Subsidiary

In the third quarter of 2010, we recorded a $0.8 million gain attributable to acquiring a controlling financial interest in ActiveRain Real Estate Network. We owned a noncontrolling equity interest in this entity prior to the transaction. Our previously-held noncontrolling interest in ActiveRain was remeasured to fair value on the acquisition date, resulting in the recognition of the $0.8 million gain.

Interest Income and expense, net

Interest income has remained relatively consistent for the comparative periods given the low rates of return on investments.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We include a discussion of our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2009.

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the seven quarters ended September 30, 2010. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	(in thousands)
Operations Data:
Revenues	$5,975	$5,815	$5,796	$5,643	$5,816	$5,947	$6,529
Expenses:
Sales and marketing	6,179	5,219	4,922	5,084	4,795	4,676	4,742
Technology and product development	1,402	1,303	1,365	1,255	1,174	1,278	1,407
General and administrative	1,401	1,357	1,713	1,564	1,638	1,744	1,969
Depreciation and amortization of property and equipment	646	619	664	661	593	780	803
Amortization of acquired intangible assets	480	479	479	479	481	480	482

Total expenses	10,108	8,977	9,143	9,043	8,681	8,958	9,403

Loss from operations	(4,133)	(3,162)	(3,347)	(3,400)	(2,865)	(3,011)	(2,874)
Equity in loss of unconsolidated subsidiary	(63)	(55)	(136)	8	(97)	(61)	(94)
Gain on valuation of investment in subsidiary	750	—	—	—	—	—	—
Interest income and expense, net	40	90	37	42	45	59	95

Loss before income tax	(3,406)	(3,127)	(3,446)	(3,350)	(2,917)	(3,013)	(2,873)
Income tax expense (benefit)	3	1	3	(4,788)	2	2	2

Net (loss) income	$(3,409)	$(3,128)	$(3,449)	$1,438	$(2,919)	$(3,015)	$(2,875)

Adjusted EBITDA	$(2,531)	$(1,613)	$(1,708)	$(1,781)	$(1,153)	$(1,216)	$(878)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the US. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, equity in loss of unconsolidated subsidiary, gain on valuation of investment in subsidiary, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net income (loss)	$(3,409)	$(3,128)	$(3,449)	$1,438	$(2,919)	$(3,015)	$(2,875)
Less: Interest income, net	(40)	(90)	(37)	(42)	(45)	(59)	(95)
Gain on valuation of investment in subsidiary	(750)	—	—	—	—	—	—
Add:
Equity in (income) loss of unconsolidated subsidiary	63	55	136	(8)	97	61	94
Depreciation and amortization of property and equipment	646	619	664	661	593	780	803
Amortization of intangible assets	480	479	479	479	481	480	482
Stock-based compensation	476	451	496	479	638	535	711
Income tax expense (benefit)	3	1	3	(4,788)	2	2	2

Adjusted EBITDA	$(2,531)	$(1,613)	$(1,708)	$(1,781)	$(1,153)	$(1,216)	$(878)

Key Operational Metrics

The following table presents key operational data and metrics for the seven quarters ended September 30, 2010.

	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$5,965	$5,809	$5,784	$5,622	$5,789	$5,909	$6,481
Other revenues (2)	10	6	12	21	27	38	48

Total revenues	$5,975	$5,815	$5,796	$5,643	$5,816	$5,947	$6,529
Real estate professional customers, end of period (3)	5,359	5,229	5,316	5,360	5,551	5,842	6,361
Average monthly retention rate (4)	94.4%	94.1%	94.9%	94.5%	93.7%	94.2%	92.8%
Average real estate professional customers in the quarter (5)	5,294	5,273	5,338	5,456	5,697	6,102	6,803
Average monthly revenue per customer (6)	$376	$367	$361	$344	$339	$323	$318

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our RealtyGenerator, Growth Leader, HouseValues, and JustListed products.
(2)	Other revenues consist primarily of miscellaneous revenue streams that are not core to our product offerings.
(3)	Real estate professional customers primarily consist of real estate agents subscribing to our HouseValues, JustListed, and Growth Leader products and real estate brokers subscribing to our RealtyGenerator product. Customers are included in our key operating metrics when their service is active and are paying monthly service or advertising fees.
(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter, divided by the number of months in the quarter.

At the end of the third quarter of 2010, our customer count increased to 5,359, the first increase to customer count over the past four years. On a sequential quarter basis, our customer count increased by 130 customers during the third quarter of 2010, compared to a decrease of 87 customers in the second quarter of 2010. The continued growth in our Vision product customer counts more than offset the decline to our traditional products customer count.

Our average monthly customer retention rate was 94.4% for the third quarter of 2010 compared to 94.1% in the second quarter of 2010. The rate for the third quarter of 2010 remained among the highest of the past fifteen directly comparable quarters. We believe that the overall improved trend in customer retention can be attributed primarily to our Vision products, which have demonstrated better retention. However, our customer retention rate will fluctuate from quarter to quarter and continued uncertainty in the real estate market could contribute to fluctuations in our customer retention rate.

Average monthly revenue per customer for the third quarter of 2010 increased compared to the second quarter of 2010, and was the highest rate in thirteen quarters, primarily driven by the higher average revenue from Vision products that represent an increasing portion of our revenue and customer base. Average revenue per customer will fluctuate from quarter to quarter based on product mix, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At September 30, 2010, our cash, cash equivalents and short-term investments totaled $49.0 million as compared to $51.9 million at June 30, 2010.

Liquidity and security of principal continue to be core to our investment strategy, which has resulted in significantly lower rates of return. As of September 30, 2010, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Nine months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash used in operating activities	$(371)	$(2,699)
Cash used in investing activities	(2,924)	(12,329)
Cash used in by financing activities	(295)	(230)

Operating Activities

Net cash used in operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, gain on valuation of investment in subsidiary, equity in losses of our unconsolidated subsidiary and the effects of changes in working capital. We used $0.4 million in cash from operations during the first nine months of 2010, decrease of $2.3 million compared to the same period in 2009. The decreased use of cash was primarily due to the receipt of an income tax refund for $4.9 million partially offset by an increase to our net loss after non-cash items.

Investing Activities

Cash used in investing activities for the first nine months of 2010 was $2.9 million compared to the cash used in investing activities for the same period in 2009 of $12.3 million. During the first nine months of 2010, we made net investment purchases of short-term investments of $1.9 million compared to investment purchases of $10.0 million in the same period in 2009.

Financing Activities

Cash used in financing activities during the first nine months of 2010 was consistent with the same period in 2009.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program in the third quarter of 2010. At September 30, 2010, 0.9 million shares remain available for purchase under the share repurchase program.

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

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of September 30, 2010, we invested in U.S. Treasury securities money market funds with short-term weighted average duration, directly in U.S. Treasury securities and in FDIC-insured certificates of deposit with terms of one year or less. A hypothetical 10% increase/decrease in interest rates would not significantly increase/decrease our annual interest income and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

(b) On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through September 30, 2010, we have used approximately $46.4 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in U.S. Treasury securities money market funds with short-term weighted average duration, directly in U.S. Treasury securities and in FDIC-insured certificates of deposit with terms of one year or less. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

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

Date: November 9, 2010