Form 10-K
period 2010-12-31
Market Leader, Inc.
filed 2011-03-22
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                 Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2010 as reported on The Nasdaq Global Select Market was approximately $41,732,000.

As of March 10, 2011, there were outstanding 25,121,451 shares of the registrant’s common stock which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Market Leader, Inc.’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

Our Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements relating to our anticipated plans, products, services, and financial performance. Other than statements of historical fact, all statements made in this Annual Report on Form 10-K are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position (including our revenue and expense expectations in 2011 and our liquidity expectations), and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. The words “will,” “should,” “plan,” “estimate,” “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the company’s actual results include its ability to retain and increase its customer base, to continue to grow revenues from the company’s software-as-a-service products, to continue to maintain current customer retention levels, to maintain conversion rates of customers acquired through promotional offers, to respond to competitive threats and real estate market conditions, to manage lead-generation and other costs, to develop new products, and to expand into new lines of business, and other matters discussed in “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. The forward-looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any of these statements to reflect events or circumstances after the date hereof.

Unless the context requires otherwise, the terms “Market Leader,” the “Company,” “we,” “us” and “our” refer to Market Leader, Inc. and its subsidiaries.

Company Background and Overview

Market Leader, Inc. is a leading software-as-a-service provider to the real estate industry. Our dedicated focus on real estate distinguishes us from other software companies. Within the real estate category, Market Leader is distinguished by its focus on real estate professionals, and by the breadth and depth of the business solutions we provide to enable those professionals to be successful.

Our customers include individual agents and brokerage offices to which we market our services, both directly and in marketing partnerships with leading real estate franchise networks. We further expanded our sales range and reach with the announcement on January 10, 2011 of our selection by Keller Williams Realty International to provide a comprehensive end-to-end business and marketing solution to their entire franchise organization.

At the core of our value proposition is a comprehensive software-as-a-service-based business solution for real estate professionals. We provide a personalized, customer-branded website, with full MLS integration, that is optimized to generate consumer response. We also enable Realtors to leverage the finest library of sales & marketing materials in order to easily design, create, publish, and manage their own personalized marketing campaigns. And we provide tools to generate traffic and leads and engage with all of their contacts and clients through our proprietary customer relationship management tool. All of these services are delivered as one tightly integrated solution that we believe is unparalleled in comprehensiveness, power, and ease of use.

Our software-as-a-service based products are primarily delivered through a single flexible and robust platform that can be configured and integrated with other services to create customized solutions. Popular products delivered from this platform include:

•	Growth Leader™, a personalized website and proprietary customer relationship management tool for real estate agents launched in September 2008.

•	RealtyGenerator®, a turnkey lead-generation and lead management system for real estate brokerage offices that we acquired in 2007.

Additionally, Market Leader was selected by Keller Williams Realty in 2011 to provide across their franchise network customized marketing and business solutions that incorporate elements of our core software-as-a-service functionality integrated with specified third-party applications.

We also acquired, through incremental investment late in the third quarter of 2010, a controlling interest in ActiveRain Real Estate Network. ActiveRain operates the leading social media site focused on the real estate industry, based upon data published in The National Association of Realtors 2010 REALTOR® Technology Survey Report. ActiveRain has over 200,000 real estate professional users. While these are primarily free memberships, we believe that our access to this membership provides substantial advertising and marketing benefits. Together with the expanding usage of our other software and services, these users give Market Leader a formidable marketing footprint in the real estate industry today.

Altogether software-as-a-service based products drove approximately two-thirds of 2010 revenue. The remainder was driven by our traditional lead-generation products that drove approximately two-thirds of revenue in 2009. We believe that 2010 was an inflection point for our business that now derives the majority of revenue from fast-growing, software-as-a-service based products.

These software-as-a-service based products extend Market Leader’s legacy as an innovator of internet-based marketing services for real estate professionals since the Company’s inception.

Founded by a second-generation real estate agent, the Company was incorporated in the State of Washington on May 28, 1999 as HouseValues, Inc. After operating as a privately-held business for several years, we completed our initial public offering in December 2004. In November 2008, we changed our name to Market Leader, Inc.

Our original business model pioneered lead-generation services for real estate agents. Our traditional lead-generation products, HouseValues® and JustListed®, deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings.

These traditional products drove extremely rapid growth in the Company’s early years that was in part aided by a robust residential real estate market. When the slowdown in real estate transactions led to declines in our traditional business, we adapted by significantly reducing expenses in all categories. Sales efforts associated with traditional products were curtailed and related development was discontinued. By utilizing the cash flows of our traditional business, we preserved our capital, enhanced our ability to invest in new products, and ultimately rebuilt the Company around more powerful offerings.

Key among these investments in new products was our acquisition of substantially all of the assets of Realty Generator, LLC in late 2007 for $11.2 million in cash and assumed liabilities. In addition to gaining access to a broader set of customers as a result of the acquisition, we leveraged the acquired technology and business model to develop our primary software-as-a-service based products and thereby achieved a key intended benefit of the acquisition.

In 2008 we began to shift our business model from our original lead-generation model toward software-as-a-service based offerings. We believe that the four consecutive quarters of revenue growth in 2010 represents the early fruition of those efforts.

Services for Our Customers — Real Estate Professionals

We provide the majority of our real estate professional customers with a bundle of services that includes:

•

Customer relationship management (CRM) tools and content designed to help our customers build relationships with prospective home buyers and sellers over the Internet. These online prospect management systems help our real estate professional customers manage and cultivate prospects. By automating many of the repetitive tasks that are required to follow up and communicate with potential clients, these tools allow our customers to focus on transacting their current business while efficiently marketing their services to potential clients to maintain a pipeline of future business opportunities. Our CRM tools also include proprietary real estate content and consumer email campaigns that our customers use to position themselves as highly engaged, technology-savvy neighborhood experts. By incorporating a tightly integrated, agent-branded website, these systems offer the added advantage of real-time insight into consumer online behavior.

•

Community and training services that enable our customers to share and learn best practices to help them close more business with Internet consumers. Customers of our premium software offerings are invited to participate in company-hosted group coaching calls and peer-to-peer “best practices” training conference calls. Performance measurement and benchmarking tools built into these products also enable comparison of key performance factors to those of successful producers while highlighting areas for improvement. These community and training services also include ActiveRain, the leading professional and social media site focused on the real-estate industry identified by the National Association of Realtors 2010 REALTOR® Technology Survey Report. ActiveRain has over 200,000 members including over 5,000 customers that use the company’s subscription software Internet-enablement tools.

•	Leads in the local neighborhoods where our customers do business.

We offer our products for a monthly fixed fee pursuant to contracts, until terminated. Customers on our core software-as-a-service platform generally buy lead-generation services in addition to their software-as-a-service subscription, and they have the flexibility to adjust their lead-generation expenditures as their business needs dictate.

We believe that successful real estate professionals typically have systems and processes in place to capture and develop leads or prospects, and to maintain and expand their businesses. In addition, we believe that the value of the website traffic and leads generated for our customers through our network of websites and national advertising expertise is enhanced when combined with our integrated offerings that help our customers convert these leads into closed transactions.

We believe that our specialized real estate lead-generation capabilities provide a competitive advantage for our customers. We use direct-response advertising, including Internet media and television, to drive prospective home buyers and sellers to our real estate-oriented websites. We regularly advertise on major Internet search engines and other websites, and supplement this advertising with national and local television advertising and other media to help manage and geographically target consumer traffic and lead volume.

How We Generate Revenues

We generate the majority of our revenues from the services we provide to real estate professionals.

Growth Leader and RealtyGenerator: We charge real estate professionals a one-time set-up fee and a monthly fixed fee for services, which include a personalized website, the CRM tool, marketing materials, training and support. We also generate revenue by generating leads for our real estate professional customers, driving traffic to their website.

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

ActiveRain: We charge real estate professionals a monthly fixed fee for a blogging product designed to connect real estate professionals with consumers on ActiveRain.com as well as the ability for real estate professionals to syndicate their blog at ActiveRain.com to a personal blog hosted on their domain.

We recognize monthly service fees as revenue in the month that the service is provided, and we recognize initial set-up fees as revenue on a straight-line basis over the estimated customer life or the life of the contract, whichever is longer.

Other revenue is derived from advertising income, training, sales of excess leads and traffic, and the collection of contract termination fees, none of which materially affects our operating results. These revenues in the aggregate were less than 5% of our revenues for each of the past two years.

Our Expenses

The largest components of our expenses are personnel and marketing costs. Personnel expenses are categorized in our statements of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers to our websites and to promote our services to potential customers — residential real estate professionals.

Geographic Areas

We generate most of our revenue from U.S. customers. For the years ended December 31, 2010 and 2009, revenue generated from customers located within the United States was $21.7 million and $21.8 million, respectively. The rest of our revenue is primarily from Canada.

Competition

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; and reputation, reliability and trust. We believe that we compete effectively in these areas and that several factors contribute to our competitive advantage.

We believe that our focus on Internet marketing products is a competitive advantage as we compete for real estate marketing dollars. According to the National Association of Realtors Profile of Home Buyers and Sellers, in 2010 approximately 89% of home buyers used the Internet to search for homes. Eighty-five percent of these Internet users engaged a real estate professional in their home purchase, and approximately 64% selected the first real estate agent they interviewed. By helping real estate agents provide market and listing information early in the consumers’ home buying process, our products help position the agent to win the business of assisting these consumers in their home buying and selling transactions.

The size and geographic breadth of our customer base creates efficiencies in consumer lead-generation, website traffic and distribution of traffic and prospects that may not be available to competitors that lack our scale and nationwide distribution.

Success in our business requires a competency in small business sales and service, which we believe we have developed. The challenges we encountered building our customer base while expanding our nationwide presence will be encountered by other entrants as they seek to establish and grow competitive offerings.

Finally, we have introduced services that provide our real estate professional customers greater insight into the online behavior of their consumer prospects than traditional real estate lead-generation systems. The differentiated design and features of our services can result in efficiency and efficacy when deployed by real estate professionals and their success and satisfaction can lead to strong customer retention and high lifetime customer value.

Our current competitors include:

Online Companies Focused on Residential Real Estate. We compete with a variety of online marketing and lead-generation companies that focus exclusively on the real estate industry. Such companies include HomeGain of Classified Ventures; Realtor.com and Move.com of Move, Inc.; Homes.com of Dominion Enterprises; Reply.com; Zillow; Trulia; RealEstateABC of InternetBrands, and Lending Tree, which includes Domania.com, RealEstate.com, and iNest Realty. All of these companies have established websites and compete or may compete for real estate professionals’ advertising expenditures. In addition to these established firms, there are a host of smaller new entrants that compete for market share.

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

Software-as-a-Service offerings – Our software-as-a-service based products include websites that we create on behalf of our real estate professional customers to enable consumers to research home listings and comprehensive neighborhood information online. These websites are tightly integrated with our proprietary CRM tool. We have focused our ongoing development efforts on the software-as-a-service based products, which drove the majority of our revenue in 2010 and enable us to enjoy stronger customer retention compared to our traditional products. Additionally, ActiveRain has a variety of software-as-a-service offerings including professional networking and online marketing services for real estate professionals.

Lead-generation and Management Systems – We have built systems to deliver website traffic to our customers and consider our advertising capabilities to be a key competitive advantage. We have developed systems to efficiently provide lead-generation services for thousands of websites, including our own as well as sites we operate on customers’ behalf. Through our systems we interact with thousands of Internet-enabled consumers every day, driving traffic to these websites and enabling tracking and testing so that we can monitor visitor conversion metrics. We also have geography-targeted, business-rule driven traffic routing and lead management systems that enable us to manage traffic and lead flow and to optimize monetization across our agent and broker customer base.

Market Leader CRM. This product is an online prospect management system through which we distribute leads from prospective home buyers and sellers to agent customers and that helps our customers manage and cultivate those leads.

Training Systems – We provide our real estate professional customers with marketing materials, training and support, including online training and certification programs.

Our systems are hosted in a co-location facility in Kent, Washington. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements. We currently have fifteen trademarks registered in the United States and four trademarks registered in Canada. Applications for additional trademarks are pending for our product names and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our websites and our proprietary technologies — although to date we have not registered for copyright protection and we currently do not have any patents pending. We have also registered numerous Internet domain names related to our business in order to protect our proprietary interests.

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

State Real Estate Regulation. Real estate licensing laws vary from state to state, but generally require corporations engaged in the real estate brokerage business to obtain a corporate real estate broker’s license. We currently hold a corporate real estate broker’s license in the State of Washington and various other states, and intend to obtain licenses in other states that we determine are necessary for our business.

Employees

As of December 31, 2010, we had 186 employees primarily located in or near Seattle, Washington. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet address is www.marketleader.com. On the “Investor Relations — Financial Information” section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our website is not a part of this or any other report filed with or furnished to the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, or by calling 1-800-SEC-0330.

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

We have reported net losses for the past five years. Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer acquisition and retention, the rate of adoption of our software-as-a-service based products, the success of our efforts to upsell customers from promotional offers to higher revenue services, the rate of decline in revenues from our traditional lead-generation products, the cyclical nature of the real estate industry, and other factors outside of our control. In addition, our expenses and revenues may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns.

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

We operate in a highly competitive environment and expect that competition will continue to be intense. The barriers to entry in our industry are low, making it possible for current or new competitors to adopt certain aspects of our business model without great financial expense, thereby reducing our ability to differentiate our services. All of our services, including online lead-generation, online prospect management, online real estate portal content and advertising, and customer coaching and training, are provided in part or in combination by other companies. One or more of these companies, or a new market entrant, could adopt a business model that competes directly with us, which could have an adverse impact on our business and operating results. See Item 1 — “Business — Competition” for a discussion of our competitors.

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

The success of our business model depends on our ability to attract new and retain existing customers and to efficiently generate traffic and leads. Any failure to execute this strategy could harm our business. Our business model is constantly evolving. Further, because our newer software-as-a-service based products allow customers to adjust their advertising expenditure as business needs dictate, our revenue may become more variable. Additionally, because the margin on advertising revenue is less than that of software subscriptions, overall margins may be more variable and lower depending upon the mix of advertising revenue.

We may have to increase our expenses as we seek to expand our business and diversify our product mix. We cannot assure you that our strategies to return to growth will be successful or that we will return to profitability on a quarterly or annual basis.

Any failure to increase the number of our customers would harm our business.

Growth of our business depends in large part on increasing the number of our real estate professional customers. However, prospective customers may not be familiar with our services and may be accustomed to using traditional methods of advertising and marketing. To attract more customers, we must convince real estate professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire customers or that we will be able to acquire them at the same rate that we have historically. If we reach the point at which we have attempted to sell our services to the majority of residential real estate professionals, our ability to further increase the number of customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate professionals that are actively engaged in the industry during any particular period and media reports indicate that the total number of real estate professionals are expected to decline because of the ongoing negative trends in the real estate industry.

Any failure to retain customers could harm our business.

Our ability to retain our real estate professional customers will depend on our ability to generate website traffic and leads from prospective home buyers and sellers in quantities demanded by our customers, to enhance our existing services, develop new technologies that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices in a timely manner and on a cost effective basis. If we do not deliver the website traffic or quantity and quality of leads expected by our customers, maintain adequate technical support levels, or continue to improve the ease of use, functionality and features of our prospect management systems, customer coaching and training offerings, or if customers are dissatisfied with the quality of the leads that we provide, our customers may choose not to extend their contracts for our services or may choose to terminate their contracts.

Real estate professionals remain customers typically only for a limited period of time, and we have limited ability to predict how long they will remain customers.

The majority of our customer contracts have automatic one-month extensions at the end of their term, unless terminated by either party. Some customers have decided not to extend their contracts due to their inability to convert the leads we have provided into closed transactions, due to their dissatisfaction with our services, or their inability to pay for our services.

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

We rely heavily on advertising to attract consumers to our websites and to generate traffic and leads. We advertise primarily through online media and television commercials.

Business Risks Associated with Online Advertising. We rely on online media to attract a significant percentage of the consumers visiting our websites. Prices for online advertising have increased as a result of increased demand for advertising inventory, which has caused our expenses to increase and has resulted in lower margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could further increase, the number of leads we generate could decrease and our revenues or margins could decline.

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

Concern among consumers regarding our use of personal information collected on our websites, such as email addresses, home addresses and geographic preferences, could keep them from using our websites and thereby reduce the number of leads we generate. Industry-wide events or events with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business.

We rely on the collection, use and disclosure of personally identifiable information from prospective home buyers and sellers and from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. In addition, concern among real estate professionals or potential home buyers or sellers about our privacy practices could keep them from using our services and require us to alter our business practices or incur significant expenses to educate them about how we use this information. Further, changes in laws and regulations applicable to the privacy of personal information or in the interpretation or enforcement of such laws or regulations, could require us to modify our practices regarding use, collection, protection and disclosure of such information. Any required modifications could result in significant expenses to us.

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

The websites we provide to our software-as-a-service based customers combine aerial maps and for sale home listings, including listings in most of the major metropolitan markets in the United States. In addition, in selected markets, including most of the major metropolitan markets in the United States, we provide customers with functionality that allows them to automatically email their prospective clients information about newly available homes that meet the prospective clients’ criteria. The for sale home listings information provided by our websites and the automated email functionality are supplied only in markets in which we, our broker customers, or the broker affiliated with our agent customers have a relationship with the local multiple listing service (MLS). Our agreements with MLSs to display property listings have short terms, or can be terminated by the MLSs, or, in some cases, the broker, with little notice. The success of our products depends in part on our continued ability to provide customers with MLS listings and data, as well as our ability to expand listings in markets in which it is not currently available. Our inability to supply this information will harm our business and operating results.

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

Prospective home buyers and sellers could make a claim against us for the actions of a real estate agent or broker customer over whom we have little or no control. We do not conduct any due diligence or background checks on new customers or seek information regarding their credentials. We may be liable for content provided by customers that is posted on or disseminated through our websites. Our insurance may not be adequate to cover us for these liabilities, and, to the extent not covered by insurance, these liabilities could reduce our margins and harm our business.

Our brand could be harmed if customers do not provide quality service to prospective home buyers and sellers.

We rely on real estate professionals who are our customers of our lead-generation products to promote our brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our systems to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

Our operating results may be subject to seasonality and may vary significantly among quarters during a calendar year.

We are subject to seasonal fluctuations in advertising rates and lead-generation. Changing consumer behavior at various times throughout the year affects our advertising expenses. Television advertising is generally more expensive in the fourth calendar quarter in connection with the holiday season.

While individual markets vary, real estate transaction activity tends to progressively increase from January through the summer months, and then gradually slows over the last quarter of the calendar year. The real estate industry generally experiences decreased activity toward the end of the year, which may result in slower lead-generation and lower growth rates.

Throughout the history of our company, our quarterly revenue changes have masked seasonality effects. As a result, investors may be unable to predict our annual operating results based on a quarter-to-quarter comparison of our operating results.

Third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold fifteen registered trademarks registered in the United States and four trademarks registered in Canada. We have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have not been issued any patents and do not have any pending patent applications. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark applications, and any trademarks we may be granted may be successfully challenged by others or invalidated. If our trademark applications are not approved or if our trademarks are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

We regard substantial elements of our websites, software tools and applications and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization or may develop similar technology independently. We may not be able to detect such infringements or may lose any competitive advantage in the market before we do so. In addition, competitors may design around our technology or develop competing technologies substantially similar to ours. Unauthorized parties may attempt to disclose, obtain or use our technology. Our precautions may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our proprietary information could be unsuccessful and expensive and could divert management’s attention from other business concerns. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights.

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

We rely on various marketing channels, such as email and other means of electronic and telephonic communication, to reach real estate professionals, prospective home buyers and sellers and other consumers. The laws governing marketing and advertising continue to evolve and we may be subject to restrictions that limit our ability to continue to operate or expand our business, which could result in legal claims or government action. For example, a federal statute places restrictions on unsolicited commercial email, commonly known as “spam,” and imposes obligations upon senders of commercial email. Additionally, state laws governing falsity or deception with regard to email apply in addition to the federal statute. These federal and state laws impose significant civil and criminal penalties for violations. As the interpretation and enforcement of these laws evolve, they may impose burdens on our email marketing practices and affect features of our Customer Relationship Management systems and other services we offer or may offer. In addition, federal and state statutes prohibiting false or deceptive acts in commerce apply to Internet advertising, and some states have passed legislation regulating Internet advertising. The requirements of some of these laws, and their interpretation and enforcement by governmental authorities, are not clear and uniform. These laws may adversely affect our ability to market our services to real estate industry participants in a cost-effective manner and the violation of these laws may result in enforcement actions and penalties or damage our reputation.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

We lease approximately 31,000 square feet of commercial office space in the greater Seattle, Washington area. The leases expire in 2013 and include options to extend the terms for periods between two and five years.

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

Year	High	Low
Fiscal 2009 (ended December 31, 2009)
First Quarter	$1.93	$1.25
Second Quarter	2.00	1.39
Third Quarter	2.30	1.70
Fourth Quarter	2.48	1.80
Fiscal 2010 (ended December 31, 2010)
First Quarter	$2.19	$1.88
Second Quarter	2.41	1.91
Third Quarter	2.15	1.74
Fourth Quarter	2.15	1.66

Holders

At March 10, 2010 there were approximately 18 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have not paid cash dividends since 2003 when we were a private company. We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Stock Repurchases by Market Leader

We did not repurchase any shares of our common stock during the fourth quarter of 2010. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase and Retirement of Common Stock” for information on stock repurchases during 2010.

Use of Proceeds

On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through December 31, 2010, we have used approximately $46.8 million of the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments. The remaining proceeds have been invested in U.S. Treasury securities money market funds with short-term weighted average duration, U.S. Treasury bills, and FDIC-insured certificates of deposit with maturities of one year or less. Our current and planned use of the proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement on Form S-1.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the inherent risks and uncertainties, including those discussed in the introductory paragraph to Item 1 — “Business” and in Item 1A — “Risk Factors” of this Annual Report. Given these risks and uncertainties, you should not place undue reliance on these forward looking statements. The forward-looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Market Leader, Inc. is a leading provider of software-as-a-service offerings and related services for the real estate industry. Market Leader provides real estate agents, and brokerage companies with subscription software and advertising products that enable them to generate a steady stream of prospects, as well as the tools and training they need to convert these prospects into clients.

Current Year Overview

Market Leader’s business saw an inflection point in 2010 as sequential quarterly revenue increased every quarter following four years of quarterly revenue declines. We have been successful driving new revenue with a growing number of customers using our newer software-as-a-service based products, and that revenue growth has largely offset attrition from our traditional products. Starting in the fourth quarter, additional software-as-a-service revenues from the consolidation of ActiveRain Real Estate Network (ActiveRain) drove annual revenue to $24.4 million, a 2% increase over the prior year.

We increased our ActiveRain ownership percentage to 51% at the end of third quarter with the acquisition of an additional 18% of the outstanding voting stock of for $450. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for a growing community of over 200,000 professionals in real estate and related businesses. Our incremental investment in ActiveRain provides access to a sizable and rapidly growing professional community which we expect will help us increase our effectiveness in selling our premium software-as-a-service offerings.

We continued to make progress shifting our business model toward our software-as-a-service based products in 2010. We began to shift in 2008 from traditional lead-generation products to offerings that combine software-as-a-service with access to advertising-buying and lead-generation services. Our original business model is represented by our HouseValues and JustListed products while our new model is represented by our products including Growth Leader and RealtyGenerator. See “Business” for a specific discussion of our products. Our acquisition of Realty Generator, LLC in November 2007 enabled us to leverage the technology and business model acquired to develop these software-as-a-service based products. Revenue from software-as-a-service based products increased 65% in 2010 from 2009 and represented 62% of our revenue in 2010, demonstrating the progress on our business model shift.

Our longer term goal is to return the company to profitable growth, and we believe that to do so will require a resurgence in customer acquisition. Towards that goal, we accelerated our customer acquisition efforts during 2010. A significant portion of the increase was dedicated to the development and expansion of marketing programs through leading real estate franchise networks, based on our success with that channel in 2009 with Realty Executives International. These efforts gained substantial traction with several leading franchise networks in 2010, leading to significant signings of our RealtyGenerator product. In addition, we expanded the sales team to expand our reach to the higher value brokerage office customers.

The significant majority of new brokerage customers signed in 2010 took advantage of compelling offers that waive set-up and software-as-a-service fees during the promotional period even while we incur and expense the costs of acquiring these customers as well as their lead-generation costs. Initially, the acquisition of these customers has a substantial negative impact on our near term operating results as related expenses exceed the revenue that they contribute. We expect to reap long-term benefits as a result of these customer acquisition investments, based upon experience that suggests more than half of these customers will convert at the conclusion of the promotional periods to ongoing accounts that generate software-as-a-service fees in addition to advertising revenue for the life of the customer.

We used cash in operations in 2010 as part of a strategy to better present our new solutions and to acquire customers we expect to have high lifetime value. We believe that the strategic value of investment in our business has been significantly enhanced by our introduction of innovative products and new sales channels. These benefits were exemplified by an agreement with Keller William Realty International (Keller Williams) that represents the largest deal in Market Leader history.

In January 2011, we announced that Market Leader was selected by Keller Williams, one of the nation’s largest real estate franchisors, to provide a franchise-wide real estate marketing and business platform under a five year agreement. The agreement provides for minimum payments from Keller Williams totaling approximately $10 million through the initial term, beginning in April 2011 and paid on a quarterly basis. In February 2011, we successfully fulfilled the first phase of this agreement by making its platform available to nearly 80,000 Keller Williams agents across the United States and Canada. As a result, Market Leader is significantly increasing its user base as Keller Williams agents adopt this new platform. In addition, we are increasing our ability to up-sell premium software and services in the future. Overall, our agreement with Keller Williams is expected to begin to significantly contribute to revenue growth starting in the second half of 2011.

While making strategic investments in our products and customer acquisition, we continue to avoid non-strategic uses of cash. We reduced a significant non-strategic expense as a result of our successful renegotiation of our Kirkland, Washington facility lease midway through 2009, realizing the full cost savings benefit in 2010. The lease amendment eliminated the expense of excess space, avoided fees for early lease termination, and kept the team in our current location focused on building the business.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2010	2009
Revenues	100%	100%
Expenses:
Sales and marketing	98	81
Technology and product development	22	21
General and administrative	24	29
Depreciation and amortization of property and equipment	10	12
Amortization of acquired intangible assets	8	8

Total expenses	162	151

Loss from operations	(62)	(51)

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenues

	Years Ended December 31,
	2010	2009	Change	Percent Change
	(dollars in thousands)
Revenues	$24,430	$23,935	$495	2%

2010 revenues increased 2% from last year, reflecting the inclusion of ActiveRain revenue in the fourth quarter of 2010 as well as an increase in our average monthly revenue per customer in 2010 for customers of products other than those offered by ActiveRain. The increased average revenue per customer is being driven in part by the increase in the number of high-value RealtyGenerator customers from 2009 to 2010. Ending customers at December 31, 2010 also increased compared to December 31, 2009 as a result of our success in driving a growing number of customers using our newer software-as-a-service based products, which has offset attrition from our traditional products.

More detailed information about the change in revenue and customers is included under the heading, “Key Operational Metrics” below.

Based upon our increased focus on and investment in customer acquisition, we expect to grow revenue every quarter in 2011, and that growth in our software-as-a-service based products will more than offset continued attrition from our traditional products. In addition, we expect revenue contribution from our new relationship with Keller Williams in the second half of the year.

Sales and Marketing

	Years Ended December 31,
	2010	2009	Change	Percent Change
	(dollars in thousands)
Sales and marketing expense	$23,908	$19,297	$4,611	24%

Sales and marketing expenses consist primarily of customer acquisition costs and lead-generation costs, as well as customer support and servicing costs. These expenses take the form of online advertising expenses, salaries, commissions and related expenses for our sales, marketing and customer support staff. Other expenses include corporate marketing and communications expenses and merchant card processing fees.

Sales and marketing expense increased significantly in 2010, consistent with our plans to invest in new customer acquisition. Customer acquisition costs increased with higher sales and marketing staffing levels and marketing programs, especially those targeted at franchise network relationships, as well as the addition of ActiveRain’s sales and marketing expenses beginning in the fourth quarter. We also increased advertising costs as customer demand for lead-generation services expanded relative to the growth in our software-as-a-service based products. Lead-generation costs are a higher percentage of revenue for those products, particularly for customers who are only paying for lead-generation services during promotional periods. We believe the software-as-a-service based product offerings deliver better value for our customers and are driving better customer retention rates, leading to improved operating results over time.

In 2011, we expect to continue to focus on customer acquisition and maintain that component of our sales and marketing spend. Advertising expenses will increase relative to increases in customer demand for lead-generation services. We also expect modest increases in our customer support and servicing costs as we grow our customer base. However, we expect sales and marketing spend to decrease as a percentage of revenue during 2011.

Technology and Product Development

	Years Ended December 31,
	2010	2009	Change	Percent Change
	(dollars in thousands)
Technology and product development expense	$5,358	$5,114	$244	5%

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services. Also included are license fees, maintenance costs, Internet and phone connectivity and hosting costs. Technology costs are reduced for the costs of new product development that are capitalized.

Technology and product development expense increased modestly in 2010 due to the addition of ActiveRain’s technology costs beginning in the fourth quarter, as well as a higher level of activity to implement new products and to transition customers to a new software platform in 2010, compared to the same period in 2009.

In 2011, we expect the level of technology and product development costs to increase as we incur third party software licensing costs that are part of the new product we are delivering to Keller Williams starting in the first quarter of 2011. Technology expenses will fluctuate depending on the level of effort required to develop new products, which costs are subject to capitalization.

General and Administrative

	Years Ended December 31,
	2010	2009	Change	Percent Change
	(dollars in thousands)
General and administrative expense	$5,920	$6,915	$(995)	(14%)

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources personnel. These costs also include audit and legal fees, business consulting fees, business insurance premiums, rent and related expenses.

General and administrative expense decreased due to reduced staffing, professional fees and occupancy expenses. Staffing costs declined due to reduced headcount, lower stock compensation charges, and a decrease in the use of consultants. Lower occupancy expenses reflect the terms of our amended lease that reduced the size of our corporate headquarters. These reduced expenses were partially offset by the addition of ActiveRain’s general and administrative expense effective in the fourth quarter of 2010, as well as an increase in recruiting fees.

In 2011, we expect general and administrative expenses to increase in part from the addition of expenses from consolidating ActiveRain operating results.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased in 2010 primarily because many assets became fully depreciated during 2010 and due to the renegotiation of our office lease which accelerated the amortization on certain tenant improvements in 2009.

Amortization of Acquired Intangible Assets

Amortization of intangible assets decreased for 2010 when compared to 2009, as certain intangible assets became fully amortized. This decrease was partially offset by the addition of amortization on ActiveRain intangible assets following our acquisition of a controlling interest late in the third quarter of 2010.

Equity in Loss of Unconsolidated Subsidiary

Our equity in the losses of ActiveRain in 2010 was consistent with the level in 2009. We will no longer report these results as ActiveRain is now included in our consolidated operating results.

Interest Income and expense, net

Interest income decreased in 2010 when compared to 2009 due to decreased rates of return on investments as well as a reduction in the amount of cash, cash equivalents and short-term investments held. At December 31, 2010, we held $45.3 million in cash, cash equivalents and short-term investments — compared to $51.4 million in cash, cash equivalents and short-term investments at December 31, 2009.

Income Taxes

We recognized a $4.8 million tax benefit in 2009 as a result of legislation passed in November 2009 that allowed us to carryback our 2009 operating losses and recover taxes paid in 2004 and 2005. There was no similar carryback opportunity in 2010.

The majority of our deferred tax assets and liabilities are expected to reverse over the next five years, except for prior years’ net operating losses. We believe that based on the decline in the national real estate market and our continued operating losses, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. Accordingly, a full valuation allowance has been recorded against our deferred tax assets.

Quarterly Consolidated Statements of Operations

The following tables present the unaudited operational data for the eight quarters ended December 31, 2010. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this filing. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009		Revised Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	(in thousands)
Operations Data, in thousands:
Revenues	$6,844	$5,975	$5,815	$5,796	$5,643		$5,816	$5,947	$6,529
Expenses:
Sales and marketing	7,588	6,179	5,219	4,922	5,084		4,795	4,676	4,742
Technology and product development	1,288	1,402	1,303	1,365	1,255		1,174	1,278	1,407
General and administrative	1,449	1,401	1,357	1,713	1,564		1,638	1,744	1,969
Depreciation and amortization of property and equipment	593	646	619	664	661		593	780	803
Amortization of acquired intangible assets	334	480	479	479	479		481	480	482

Total expenses	11,252	10,108	8,977	9,143	9,043		8,681	8,958	9,403

Loss from operations	(4,408)	(4,133)	(3,162)	(3,347)	(3,400)		(2,865)	(3,011)	(2,874)
Equity in (loss) income of unconsolidated subsidiary	—	(63)	(55)	(136)	8		(97)	(61)	(94)
Gain on valuation of investment in subsidiary	—	750	—	—	—		—	—	—
Interest income and expense, net	35	40	90	37	42		45	59	95

Loss before income tax and noncontrolling interest	(4,373)	(3,406)	(3,127)	(3,446)	(3,350)		(2,917)	(3,013)	(2,873)
Income tax expense (benefit)	3	3	1	3	(4,788)		2	2	2

Net (loss) income	(4,376)	(3,409)	(3,128)	(3,449)	1,438		(2,919)	(3,015)	(2,875)
Net loss attributable to noncontrolling interest	(79)	—	—	—	—		—	—	—

Net (loss) income attributable to Market Leader	$(4,297)	$(3,409)	$(3,128)	$(3,449)	$1,438		$(2,919)	$(3,015)	$(2,875)

Net (loss) income per share — basic and diluted	$(0.17)	$(0.14)	$(0.13)	$(0.14)	$0.06		$(0.12)	$(0.13)	$(0.12)

Adjusted EBITDA	$(3,099)	$(2,531)	$(1,613)	$(1,708)	$(1,781)		$(1,153)	$(1,216)	$(878)

Operations Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%		100%	100%	100%
Expenses:
Sales and marketing	111	103	90	85	90		83	79	73
Technology and product development	19	24	22	24	22		20	22	22
General and administrative	21	23	23	30	28		28	29	30
Depreciation and amortization of property and equipment	8	11	11	11	12		10	13	12
Amortization of acquired intangible assets	5	8	8	8	8		8	8	7

Total expenses	164	169	154	158	160		149	151	144

Loss from operations	(64)	(69)	(54)	(58)	(60)		(49)	(51)	(44)
Equity in (loss) income of unconsolidated subsidiary	—	(1)	(1)	(2)	—		(2)	(1)	(1)
Gain on valuation of investment in subsidiary	—	12	—	—	—		—	—	—
Interest income and expense, net	—	1	1	1	1		1	1	1

Loss before income tax and noncontrolling interest	(64)	(57)	(54)	(59)	(59)		(50)	(51)	(44)
Income tax benefit (expense)	—	—	—	(1)	84		—	—	—

Net (loss) income	(64%)	(57%)	(54%)	(60%)	25%		(50%)	(51%)	(44%)
Net loss attributable to noncontrolling interest	1	—	—	—	—		—	—	—

Net (loss) income attributable to Market Leader	(63%)	(57%)	(54%)	(60%)	25%		(50%)	(51%)	(44%)

Adjusted EBITDA	(45%)	(42%)	(28%)	(29%)	(32	% )	(20%)	(20%)	(13%)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the US. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, stock-based compensation, and, to the extent relevant to a particular period, net loss available to non-controlling interest, equity in loss of unconsolidated subsidiary, and gain on valuation of investment in subsidiary. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Revised Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net (loss) income attributable to Market Leader	$(4,297)	$(3,409)	$(3,128)	$(3,449)	$1,438	$(2,919)	$(3,015)	$(2,875)
Less: Interest income, net	(35)	(40)	(90)	(37)	(42)	(45)	(59)	(95)
Gain on valuation of investment in subsidiary	—	(750)	—	—	—	—	—	—
Add:
Net loss available to noncontrolling interest	(79)	—	—	—	—	—	—	—
Equity in (income) loss of unconsolidated subsidiary	—	63	55	136	(8)	97	61	94
Depreciation and amortization of property and equipment	593	646	619	664	661	593	780	803
Amortization of intangible assets	334	480	479	479	479	481	480	482
Stock-based compensation	382	476	451	496	479	638	535	711
Income tax expense (benefit)	3	3	1	3	(4,788)	2	2	2

Adjusted EBITDA	$(3,099)	$(2,531)	$(1,613)	$(1,708)	$(1,781)	$(1,153)	$(1,216)	$(878)

Key Operational Metrics

The following table presents operational data related to our real estate products for the eight quarters ended December 31, 2010:

	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$6,122	$5,965	$5,809	$5,784	$5,622	$5,789	$5,909	$6,481
Other revenues (2)	722	10	6	12	21	27	38	48

Total revenues	$6,844	$5,975	$5,815	$5,796	$5,643	$5,816	$5,947	$6,529
Real estate professional customers, end of period (3)	5,430	5,359	5,229	5,316	5,360	5,551	5,842	6,361
Average monthly retention rate (4)	93.8%	94.4%	94.1%	94.9%	94.5%	93.7%	94.2%	92.8%
Average real estate professional customers in the quarter (5)	5,395	5,294	5,273	5,338	5,456	5,697	6,102	6,803
Average monthly revenue per customer (6)	$378	$376	$367	$361	$344	$339	$323	$318

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our RealtyGenerator, Team Leader, Growth Leader, HouseValues, JustListed and Market Leader CRM products.
(2)	Other revenues consist primarily of ActiveRain revenues and other miscellaneous revenue streams.
(3)	Real estate professional customers consist of real estate agents subscribing to our Growth Leader, Team Leader, HouseValues, JustListed and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product.
(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter.

Ending customers at December 31, 2010 increased by 70 customers compared to December 31, 2009. We have focused efforts on customer acquisition, particularly of higher value RealtyGenerator customer. While our customer count increased modestly during 2010, our brokerage office customers became an increased share of our customer base, which is helping to drive our revenue growth.

The average monthly retention rate for our customers was 93.8% for the fourth quarter of 2010, a decline from the third quarter of 2010 retention rate of 94.4%. While customer retention decreased this quarter, the rate remained strong when compared with the past sixteen directly comparable quarters. We believe that the continued strong trend can be attributed to a combination of factors — the increased portion of revenue from our software-as-a-service based products, a smaller overall customer base, as well as the strong retention of customers who have been with us for two or more years. However, due to the continued volatility of the real estate market and broader economic concerns, we expect to experience fluctuations in our customer retention rate from quarter to quarter.

Average monthly revenue per customer for the fourth quarter of 2010 increased slightly compared to the third quarter of 2010 as a result of the shift in our product mix towards our broker and other software-as-a-service based products. Average revenue per customer will fluctuate from quarter to quarter based on our customer mix, as well as the mix of sales for products priced differently across lower and higher priced geographies, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we may generate from our operations. Our cash, cash equivalents and short-term investments totaled $45.3 million at December 31, 2010 as compared to $51.4 million at December 31, 2009.

We follow an investment strategy that prioritizes the preservation and security and liquidity of our funds, which has resulted in significantly lower rates of return. As of December 31, 2010, we have invested in cash equivalents consisting of money market funds that hold U. S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U. S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

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

The following table presents summary cash flow data:

	Year Ended December 31,
	2010	2009
	(dollars in thousands)
Cash used in operating activities	$(3,595)	$(4,338)
Cash used in investing activities	(4,906)	(17,693)
Cash used in financing activities	(246)	(203)

Operating Activities

Net cash used in operating activities consists of our net operating results adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, gain on valuation of investment in subsidiary, equity in loss of our unconsolidated subsidiary, and the effect of changes in working capital. We used cash in operations of $3.6 million in 2010 compared to cash used in operations of $4.3 million in 2009. Cash used in operations decreased in 2010 primarily due to the receipt of our income tax receivable that was largely offset by an increase in our net loss after non-cash items.

Investing Activities

Cash used in investing activities for 2010 was $4.9 million compared to the cash used in investing activities for 2009 of $17.7 million. During 2010, we made net short-term investments of $2.6 million compared to net short-term investments of $15.0 million in 2009.

Financing Activities

Cash used in financing activities during 2010 was consistent with the same period in 2009.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during 2010. At December 31, 2010, 928,043 shares remain available for purchase under the share repurchase program. During 2010, an aggregate of 175,581 shares of our common stock were tendered at amounts between $1.87 and $2.02 per share, in satisfaction of employees’ income taxes upon the vesting of restricted stock.

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

Ongoing reporting and impairment testing. Our intangible assets, other than goodwill, and other long-lived assets are amortized or depreciated over their estimated useful lives and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The assessment of impairment of long-lived assets, including goodwill requires significant judgment to determine the asset groups and number of reporting units, to estimate future undiscounted cash flows, to use appropriate market value factors, to estimate the related asset lives and other assumptions as noted below. Changes in these estimates and assumptions can materially affect the fair value determination and potential goodwill impairment.

Results of impairment tests. Based on our continued operating losses, we evaluated our long-lived assets for impairment during 2009 and 2010 and determined that our long-lived assets were not impaired.

We evaluated our recently established goodwill for impairment in the fourth quarter of 2010. Consistent with the outcome of our long-lived asset assessment, we determined our goodwill was not impaired.

Our impairment analysis for goodwill was dependent on many variables. We determined the fair value of our net assets based on a combination of market and income approaches. Key assumptions used in the market approaches included the determination that we have a single reporting unit, the appropriate stock price to determine market value, use of control premium and determination of the appropriate control premium, and determination of an appropriate set of comparable companies. Key assumptions in the income approach were based on a discounted cash flow model, which included significant assumptions about our future revenues, expenses, target profitability rates, and determination of an appropriate discount rate.

Our impairment analyses for our long-lived assets other than goodwill included a number of key variables, included estimated future cash flows. We determined the fair value of our long-lived assets based on several key assumptions, including the determination that we have a single asset grouping, references to quoted market prices for similar assets, as well as assumptions about our future revenues, expenses, and target profitability rates.

As of December 31, 2010, we have $1.0 million in goodwill and approximately $6.2 million of long-lived assets. While we continue to depreciate the long-lived assets, at the same time, we continue to capitalize costs related to internally generated software and may acquire other capital assets. Factors that may require future assessments of impairment of our goodwill and long-lived assets include, among others, deterioration of our estimate of future cash flows, stock price, lower customer revenues and lower retention rates than projected.

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

New tax legislation was passed in November 2009, which allowed us to carry back 2009 losses up to five years. As a result, we recognized a $4.8 million tax benefit in 2009 and received the related tax refund in 2010.

Changes in the amount of our operating losses, changes in the tax laws or our interpretation of the tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes and the amount of valuation allowances required in our consolidated financial statements.

At December 31, 2010, we have gross deferred tax assets of $14.6 million, before reduction for our valuation allowance. We considered all available evidence to determine whether a valuation allowance was required for those assets, including the following factors: estimates regarding the timing and amount of the reversal of taxable temporary differences, taxable income in prior carryback years as permitted under tax law, and historical taxable income — normalized for non-recurring items, expected future taxable income, and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on our current projections of future operating profits, we continue to believe that it is not likely that we will be able to realize our deferred tax assets and continue to maintain a valuation allowance for the full amount of our net deferred tax assets at December 31, 2010.

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

The following table illustrates the effect of changing these significant variables on the estimated fair value of our options. The following examples are hypothetical but representative of our option grants and their related fair values at December 31, 2010. In each analysis, the remaining variables are held constant. This illustration is not intended to provide a range of exposure or expected deviation.

Effect of a 10% change in our stock price volatility estimate:

	-10%	Current Volatility Estimate	+10%
Stock option volatility	50%	60%	70%
Estimated fair value	$0.71	$0.83	$0.94

Effect of a 1-year change in expected life of our stock options:

	-1 Year	Current Expected Life Estimate	+1 Year
Estimated option life	2.5 years	3.5 years	4.5 years
Estimated fair value	$0.71	$0.83	$0.93

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. The Company adopted ASU 2010-06 beginning January 1, 2010, with the exception of the additional information in the roll-forward of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. This adoption had no impact on our financial position, results of operations or cash flows and we expect to provide any additional disclosure required for Level 3 assets and liabilities in our first quarter report in 2011.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), for us. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in

Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

We acquired majority ownership of ActiveRain in 2010 at the end of the third quarter. Management excluded ActiveRain from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, including the internal control over financial reporting associated with ActiveRain, which had total assets of $2.8 million at December 31, 2010, and reported revenue of $0.7 million for the year ended December 31, 2010, which was included in our consolidated financial statements for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2010 that was not reported as required.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2011, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2010, our fiscal year end.

We have adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer or Controller, or persons performing similar functions. The code of ethics is available on the “Investor Relations-Corporate Governance” section of our Internet website at www.marketleader.com.

ITEM 11: EXECUTIVE COMPENSATION

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2011, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2010, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the “Equity Compensation Plan Information” below, the information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2011, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2010, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	5,352,739	$2.97	(2)	1,068,851	(3)(4)
Equity compensation plans not approved by shareholders
Total	5,352,739	$2.97	(2)	1,068,851	(3)(4)

(1)	We have stock options outstanding under the 1999 Stock Option Plan as well as stock options and restricted stock units under the 2004 Equity Incentive Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004.

(2)	Includes restricted stock units, which have no exercise price. The weighted-average exercise price excluding the restricted stock units is $3.55.
(3)	The 2004 Plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors. Effective January 1, 2010, an additional 700,000 shares have been authorized for issuance under the automatic annual increase provisions of the 2004 Plan.
(4)	Under the 2004 Plan, in addition to stock options and restricted stock units, we may grant restricted stock, stock appreciation rights, performance units, performance shares, and other stock based awards.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2011, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2010, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2011, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2010, our fiscal year end.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Annual Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010 and 2009 — page 63.

(b) EXHIBIT INDEX: The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description

2.1

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

10.14*

Summary of Market Leader, Inc. 2011 Management Variable Cash Compensation Plan incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 3, 2011 (File No. 000-51032).

10.15

Commercial Lease between the registrant and Kirkland 405 Corporate Center, dated October 26, 2004, incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1/A filed on November 4, 2004 (Registration No. 333-118740).

10.16

First Amendment to Lease, dated as of May 26, 2005, by and between Multi-Employer Property Trust and HouseValues, Inc. and Second Amendment to Lease, dated as of October 14, 2005, by and between New Tower Multi-Employer Property Trust and HouseValues, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 5, 2009 (File No. 000-51032).

10.17

Third Amendment to Lease, dated as of March 1, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 14, 2009 (File No. 000-51032).

10.18

Fourth Amendment to Lease, dated as of May 26, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on March 15, 2010 (File No. 000-51032).

21.1+	Subsidiaries of the registrant.

Exhibit No.	Description

23.1+	Consent of KPMG LLP, independent registered public accounting firm.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1+	Section 1350 Certification of Chief Executive Officer.

32.2+	Section 1350 Certification of Chief Financial Officer.

&	Pursuant to Item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 22nd day of March 2011.

MARKET LEADER, INC.

By:	/S/ IAN MORRIS
Ian Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated below on the 22th day of March, 2010.

Signature	Title

/s/ FRANK M. (“PETE”) HIGGINS Frank M. (“Pete”) Higgins	Chairman of the Board and Director

/S/ IAN MORRIS Ian Morris	Chief Executive Officer and Director (Principal Executive Officer)

/S/ JACQUELINE DAVIDSON Jacqueline Davidson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JON W. GACEK Jon W. Gacek	Director

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer	Director

/S/ RICHARD A. MENDENHALL Richard A. Mendenhall	Director

/S/ MICHAEL T. GALGON Michael T. Galgon	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Market Leader, Inc.:

We have audited the accompanying consolidated balance sheets of Market Leader, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Market Leader, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

March 22, 2011

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009
Revenues	$24,430	$23,935
Expenses:
Sales and marketing (1)	23,908	19,297
Technology and product development (1)	5,358	5,114
General and administrative (1)	5,920	6,915
Depreciation and amortization of property and equipment (2)	2,522	2,837
Amortization of acquired intangible assets	1,772	1,922

Total expenses	39,480	36,085

Loss from operations	(15,050)	(12,150)
Equity in loss of unconsolidated subsidiary	(254)	(244)
Gain on valuation of investment in subsidiary	750	—
Interest income and expense, net	202	241

Loss before income tax expense (benefit) and noncontrolling interest	(14,352)	(12,153)
Income tax expense (benefit)	10	(4,782)

Net loss	(14,362)	(7,371)
Net loss attributable to noncontrolling interest	(79)	—

Net loss attributable to Market Leader	(14,283)	(7,371)

Net loss per share attributable to Market Leader-basic and diluted	$(0.58)	$(0.30)

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Years Ended December 31,
	2010	2009
Sales and marketing	$529	$714
Technology and product development	193	109
General and administrative	1,083	1,540

	$1,805	$2,363

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	Years Ended December 31,
	2010	2009
Technology and product development	$2,277	$2,281
General and administrative	245	556

	$2,522	$2,837

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$16,687	$25,434
Short-term investments	28,628	25,999
Trade accounts receivable, net of allowance of $12 and $29, respectively	30	39
Prepaid expenses and other current assets	1,249	918
Income tax receivable	—	4,920

Total current assets	46,594	57,310
Property and equipment, net	3,856	4,472
Goodwill	954	—
Intangible assets, net	2,326	2,265
Investment in unconsolidated subsidiary	—	340

Total assets	$53,730	$64,387

Liabilities, Shareholders’ Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$1,157	$916
Accrued compensation and benefits	1,809	1,494
Accrued expenses and other current liabilities	1,175	812
Deferred rent, current portion	214	214
Deferred revenue	517	405

Total current liabilities	4,872	3,841
Deferred rent, less current portion	527	753

Total liabilities	5,399	4,594
Shareholders’ equity and noncontrolling interest:
Preferred stock, par value $0.001 per share; authorized 30,000,000 shares; none issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, par value $0.001 per share; authorized 120,000,000 shares; issued and outstanding 24,873,120 and 24,409,431 shares at December 31, 2010 and 2009, respectively	71,889	70,220
Accumulated deficit	(24,710)	(10,427)

Total Market Leader shareholders’ equity	47,179	59,793

Noncontrolling interest in subsidiary	1,152	—

Total shareholders’ equity and noncontrolling interest	48,331	59,793

Total liabilities, shareholders’ equity and noncontrolling interest	$53,730	$64,387

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest In Subsidiary	Total Share- holders’ Equity
	Shares
Balance at December 31, 2008	24,035,074	$67,900	$(3,056)	$—	$64,844
Exercises of stock options (including vested restricted stock)	510,333	72	—	—	72
Stock-based compensation	—	2,523	—	—	2,523
Payment of taxes due upon vesting of restricted stock	(135,976)	(275)	—	—	(275)
Net loss	—	—	(7,371)	—	(7,371)

Balance at December 31, 2009	24,409,431	$70,220	$(10,427)	$—	$59,793
Exercises of stock options (including vested restricted stock)	639,270	97	—	—	97
Stock-based compensation	—	1,915	—	—	1,915
Payment of taxes due upon vesting of restricted stock	(175,581)	(343)	—	—	(343)
Noncontrolling interest in ActiveRain	—	—	—	1,231	1,231
Net loss	—	—	(14,283)	(79)	(14,362)

Balance at December 31, 2010	24,873,120	$71,889	$(24,710)	$1,152	$48,331

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,362)	$(7,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,522	2,837
Amortization of intangible assets	1,772	1,922
Stock-based compensation	1,805	2,363
Gain on valuation of investment in subsidiary	(750)	—
Equity in loss of unconsolidated subsidiary	254	244
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	26	40
Prepaid expenses and other current assets	(318)	560
Income tax receivable	4,918	(4,918)
Other noncurrent assets	43	—
Accounts payable	35	130
Accrued compensation and benefits	172	(273)
Accrued expenses and other current liabilities	413	(278)
Deferred rent	(226)	375
Deferred revenue	101	31

Net cash used in operating activities	(3,595)	(4,338)

Cash flows from investing activities:
Purchases of short-term investments	(40,107)	(41,169)
Sales of short-term investments	37,528	26,200
Purchases of property and equipment	(1,933)	(2,569)
Acquisition of controlling interest in ActiveRain, net of cash acquired	(394)	—
Cash earn-out payments related to the acquisition of Realty Generator	—	(155)

Net cash used in investing activities	(4,906)	(17,693)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(343)	(275)
Proceeds from exercises of stock options	97	72

Net cash used in financing activities	(246)	(203)

Net decrease in cash and cash equivalents	(8,747)	(22,234)
Cash and cash equivalents at beginning of year	25,434	47,668

Cash and cash equivalents at end of year	$16,687	$25,434

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

Our traditional HouseValues and JustListed lead-generation products deliver home seller or buyer leads to customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from our original lead-generation model toward offerings that combine software-as-a-service with access to advertising buying and lead-generation services. This new business model, represented by our primary software-as-a-service based products, delivered seventy percent of our revenue in 2010.

In September 2008 we introduced Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents. Together with RealtyGenerator, a turnkey lead-generation and lead management system for real estate brokerage offices that we acquired in 2007, these offerings constitute the new products that support the shift in our business model. These products feature a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead-generation services to help real estate professionals attract new clients and promote themselves throughout their community.

Additionally, Market Leader provides consumers with free access to the information and tools they need throughout the home buying and selling process. Our primary software-as-a-service based products provide consumers with free access to similar information through localized websites branded to the real estate professional and that we operate their behalf. We also operated nationwide consumer websites including: JustListed.com, a service that notifies home buyers as soon as new homes hit the market; HouseValues.com, a service that provides home sellers with market valuations of their current homes; and HomePages.com, a real estate portal that enables consumers to see all the home listings in their area, view detailed neighborhood and school data, compare recent home sales, find local real estate agents, and find the value of their own homes.

Basis of Presentation

Consolidation — The consolidated financial statements include the financial statements of Market Leader and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Effective in September 2010, we began consolidating the financial statements of ActiveRain when we increased our ownership to more than 50%. Prior to September 2010 we owned approximately 34% of ActiveRain and treated it as an equity investment, recording our investment at cost plus our equity in their undistributed net income or loss adjusted for any difference between our cost and the underlying equity in their net assets at the date of the investment, as adjusted for any impairment losses.

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

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets, the useful lives and potential impairment of intangible assets and property and equipment, the value of common stock options for the purpose of determining stock-based compensation, liabilities and valuation allowances, and certain tax liabilities among others. We base our estimates on historical experience and other factors, including the current economic environment that we believe to be appropriate under the circumstances. We adjust our estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in the estimates we used to prepare these financial statements will be reflected in the financial statements in future periods.

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized on a gross basis because for the services we provide to our customers, we are the primary obligor, have latitude in establishing price, and have discretion in supplier selection. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period. We provide software-as-a-service based products, where the customer does not have the contractual right to take possession of the software during the subscription period therefore software revenue recognition guidance is not applicable.

We generate the majority of our revenues from the services we provide to real estate professionals. We generally charge a one-time set-up fee and a monthly fixed fee for a monthly bundle of services. While some of the components may be sold on a standalone basis, all monthly services are provided in total over the term of the agreement and all are included in the monthly fee. All initial set-up fees are recognized as revenue on a straight-line basis over the estimated customer life or the life of the contract, whichever is longer.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, as well as salaries, commissions and related expenses for our sales, marketing and customer support staff. Other expenses include credit card fees and corporate marketing and communications expenses.

Advertising costs are expensed as they are incurred. Total advertising expense was $11,032 and $8,869 in 2010 and 2009, respectively.

Technology and Product Development

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services, net of amounts capitalized as software developed for internal use. Also included are license fees, maintenance costs, Internet and phone connectivity and website hosting costs.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources personnel. These costs also include audit and legal fees, business consulting fees, recruiting fees, business insurance premiums, rent and related expenses.

Stock-based Compensation

We recognize the fair value of compensation expense related to equity awards over the requisite service period using the straight-line method, adjusted for expected forfeitures. The fair value of the stock-based awards is determined at the date of grant, using the Black-Scholes option pricing model. Our determination of the fair value of stock option awards on the date of grant using this option pricing model is affected by our stock price as well as assumptions regarding a number of other variables. These variables include, but are not limited to, the expected life of the award, our expected volatility of our stock price volatility, and the projected option exercise behaviors.

Concentration of Risk

Our cash and cash equivalents are maintained primarily in a money market fund that invests in U.S. Treasury securities. Short-term investments consist of approximately $19 million in U.S. Treasury bills and $9 million in FDIC-insured certificates of deposit with terms of one year or less.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2010 and 2009, we had $15,151 and $24,640 in Money Market Funds, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value. There have been no significant transfers in and out of Level 1 and Level 2.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Cash Equivalents and Short-term Investments

Cash equivalents are short-term deposits and investments with a maturity of three months or less from the date of purchase. Investments with stated maturities of greater than three months when purchased are classified as short-term investments. We classify our investments as held-to-maturity. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and discounts to maturity, with the net amortization included in interest income.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are non-interest bearing. An allowance for doubtful accounts is maintained for potentially uncollectible receivables. We evaluate the collectability of our accounts receivable based on several factors, including historical trends, aging of accounts, write-off experience and expectations of future performance. Delinquent accounts receivable are written off when they are determined to be uncollectible.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. We measure recoverability by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows we expect to generate from the asset group over its life. If undiscounted cash flows do not recover the carrying value of the asset group, we recognize impairment charges to the extent that the recorded value of the asset group exceeds its fair value.

Our goodwill is reviewed annually in the fourth quarter for impairment and when circumstances indicate our goodwill might be impaired.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU 2010-06 amends Codification Subtopic 820-10 to require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and describe the reasons for the transfers. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. The Company adopted ASU 2010-06 beginning January 1, 2010, with the exception of the additional information in the roll-forward of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. This adoption had no impact on our financial position, results of operations or cash flows and we expect to provide any additional disclosure required for Level 3 assets and liabilities in our first quarter report in 2011.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms,

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Note 2: Acquisition

On September 27, 2010 we acquired an additional 18% of the outstanding voting stock of ActiveRain Real Estate Network (ActiveRain) for $450. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for the community of professionals in real estate and related businesses. Our additional investment in ActiveRain continues to be directly in line with our operational objectives by providing us with access to a sizable and rapidly growing professional community which we expect will help us increase our effectiveness in acquiring customers.

As a result of this transaction, the Company’s ownership interest in ActiveRain increased to 51%. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of ActiveRain were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet at September 30, 2010.

The following tables summarize fair values at the date of acquisition of our controlling interest in ActiveRain:

Cash paid	$450
Fair value of previously held equity investment in ActiveRain	838
Fair value of the noncontrolling interest in ActiveRain	1,231
Less: total identifiable net assets	(1,565)

Total goodwill	$954

Cash	$58
Trade receivables	24
Property and equipment	50
Identifiable intangible assets	1,778
Other assets	41
Trade payables and other liabilities	(326)
Line of credit	(60)

Total identifiable net assets	$1,565

The intangible assets acquired and their respective weighted average lives are as follows:

	Amount	Weighted Average Life
Developed technology	$544	3.0 years
Customer base	263	3.0 years
Tradename	971	5.0 years

	$1,778	3.4 years

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These fair values were based on estimates as of the closing date of the acquisition. We used the income approach to value ActiveRain, the noncontrolling interest, the fair value of the equity interest immediately before the acquisition date, and the identified intangible assets. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of the developed technology and the trade name were based on the relief-from-royalty method and the existing customer relationships were valued using the discounted cash flow method.

The goodwill primarily consists of the benefit from gaining access to a sizable professional community which can increase our effectiveness in acquiring customers. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company’s carrying value of its previously-held equity-method investment in ActiveRain was re-measured to fair value at the acquisition date. The fair value of $838 exceeded the aggregate carrying value by approximately $750. As such, we recognized a $750 gain, which is included in “Gain on valuation of investment in subsidiary” in our consolidated statement of operations.

The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition occurred at the beginning of each of the following periods:

	Unaudited
	Revenue	Net loss
ActiveRain:
Actual from October 1, 2010 to December 31, 2010	$681	$(13)

Supplemental pro forma from the combined entity for the period:
January 1, 2010 to December 31, 2010	$26,175	$(14,812)

January 1, 2009 to December 31, 2009	$25,050	$(7,772)

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year.

Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options to the extent dilutive, calculated using the treasury stock method.

Unvested restricted stock units are considered outstanding common shares and included in the computation of basic earnings (loss) per share as of the date that all necessary conditions of vesting are satisfied. Restricted stock units are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable and are excluded from weighted average common shares outstanding.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2010	2009
Net loss attributable to Market Leader	$(14,283)	$(7,371)

Weighted average common shares outstanding	24,661	24,189
Dilutive effect of stock options and restricted stock units	—	—

Diluted Shares	24,661	24,189

Net basic loss per share	$(0.58)	$(0.30)

Net diluted loss per share	$(0.58)	$(0.30)

Antidilutive equity-based awards	5,353	4,904

Note 4: Cash, Cash Equivalents and Short-Term Investments

At December 31, 2010, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,536	$—	$1,536
Money market account	15,151	—	15,151

Cash and cash equivalents	$16,687	$—	$16,687

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$19,481	$4	$19,485
Certificates of Deposit	9,147	18	9,165

Short-Term investments	$28,628	$22	$28,650

At December 31, 2009, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$794	$—	$794
Money market account	24,640	—	24,640

Cash and cash equivalents	$25,434	$—	$25,434

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$19,971	$(4)	$19,967
Certificates of Deposit	6,028	12	6,040

Short-Term investments	$25,999	$8	$26,007

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and the U.S. Treasury bills are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. The estimated fair value of the certificate of deposit is based on a CD pricing model. All of our investments have a contractual maturity of one year or less.

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 5: Property and Equipment, net

Property and equipment, net of related depreciation and amortization consists of the following:

	December 31,
	2010	2009
Computer equipment and software	$6,535	$6,358
Software developed for internal use	12,580	10,810
Office equipment and furniture	891	840
Leasehold improvements	897	897

	20,903	18,905
Less: accumulated depreciation and amortization	(17,047)	(14,433)

	$3,856	$4,472

Software developed for internal use costs include external direct costs and internal direct labor and related employee benefits costs. Internal use software costs totaled $3,191 and $3,624, net of accumulated amortization at December 31, 2010 and 2009, respectively. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Accumulated amortization of capitalized internal use software costs was $2,069 and $2,094 for 2010 and 2009, respectively.

Note 6: Acquired Intangible Assets, Net

Intangible assets and related accumulated amortization consists of the following:

	December 31,
	2010	2009
Cost:
Vendor agreements	$1,390	$1,390
Customer base	1,949	1,686
Developed technology	4,179	3,580
Tradename	2,616	1,645
Domain names	391	391

Total cost	10,525	8,692

Accumulated amortization:
Vendor agreements	(1,390)	(1,390)
Customer base	(1,708)	(1,394)
Developed technology	(3,629)	(2,586)
Tradename	(1,091)	(713)
Domain names	(381)	(344)

Total accumulated amortization	(8,199)	(6,427)

Acquired Intangible Assets, net	$2,326	$2,265

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense is expected to be as follows over each of the next five years:

Total
2011	$807
2012	751
2013	409
2014	206
2015	153

Total	$2,326

Note 7: Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. We recorded additions to goodwill of $954 related to the purchase of controlling interest in ActiveRain in September of 2010, as described in Note 2.

Note 8: Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities:

	December 31,
	2010	2009
Accrued advertising	$764	$304
Accrued business taxes	164	177
Accrued property and equipment purchases	—	135
Accrued services	67	29
Accrued legal and professional fees	58	23
Other	122	144

	$1,175	$812

Note 9: Self Insurance

We are self insured for our medical and dental coverage. The medical plan carries a stop-loss policy, which will protect from an individual claim during the plan year exceeding $100 or when cumulative medical claims exceed 120% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims was $143 and $153 at December 31, 2010 and 2009, respectively.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10: Income Taxes

Income tax expense (benefit) from continuing operations is comprised of the following:

	Years Ended December 31,
	2010	2009
Current	$10	$(4,782)
Deferred	(4,071)	1,277
Valuation allowance	4,071	(1,277)

	$10	$(4,782)

The net income tax benefit for the year ended December 31, 2009 reflects new legislation passed in November 2009 that allowed us to carry our 2009 operating losses back up to five years, to years that we had operating income to absorb those losses. As a result, during 2010 we recovered our 2009 operating losses after filing our 2009 Federal income tax return.

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

	2010	2009
Federal statutory tax rate	34.0%	34.0%
Disposition of excess tax-deductible goodwill	—	9.9%
Nondeductible stock-based compensation	—	(2.1%)
Incremental investment in ActiveRain	(4.6%)	—
Other	(1.0%)	(2.8%)
Change in valuation allowance	(28.5%)	0.3%

Effective tax rate	(0.1%)	39.3%

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowances and accruals	$252	$206
Stock-based compensation	3,477	3,350
Acquired intangible assets	3,375	3,782
Deferred rent	252	329
Net operating loss carryforward	6,782	1,610
Alternative minimum tax credit	511	511
Investment in ActiveRain	—	819
Valuation allowance	(13,546)	(9,359)

Total deferred tax assets	1,103	1,248
Deferred tax liabilities:
Property and equipment	(1,022)	(1,154)
Prepaids, discounts and other	(81)	(94)

Total deferred tax liabilities	(1,103)	(1,248)

Net deferred tax asset	$—	$—

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses. We believe that based on the decline in the national real estate market, our recent history of operating losses and the lack of carryback periods for losses other than the 2009 operating losses, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. As a result, we have established a valuation allowance for the full amount of our net deferred tax assets. In 2010, we increased our valuation allowance by $4,187.

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

At December 31, 2010, our gross net operating loss carryforwards were $24,826 and will begin to expire in 2023.

At December 31, 2010 we have unrecognized tax benefits in the amount of $115. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1	$115	$—
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	115
Reductions for tax positions of prior years	—	—
Settlements	—	—

	$115	$115

We also accrued potential penalties and interest of $5 and $14 related to these unrecognized tax benefits during 2010 and 2009, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. We have concluded all U.S. Federal income tax and local tax matters for years through 2006.

Note 11: Leases

We lease 25,309 square feet for our corporate offices in Kirkland, Washington. The lease expires in June 2013 and includes an option to extend the lease term for five years.

Our newly consolidated subsidiary leased 5,809 square feet of office space in Seattle, Washington in November 2009. This noncancelable operating lease has a term of 39 months with an option to extend the lease term for two years beyond the initial term.

Our leases contain free rent periods and predetermined fixed escalations. We recognize rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the lease as a deferred liability, which is included as a component of deferred rent on the accompanying consolidated balance sheets.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule by year of future minimum payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010.

2011	593
2012	614
2013	252
2014	2
2015	2

$1,463

Rent expense totaled $557 and $664 during 2010 and 2009, respectively.

Note 12: Stock Option Plans and Stock-Based Compensation

We issue stock options and restricted stock units to our employees under the terms of our 2004 Equity Incentive Plan. Our stock-based compensation cost for employees is measured at grant date based on the fair value of the award, and expensed over the requisite service period.

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

Expected Volatility. We estimate the volatility of our stock price at the date of grant based on the historical volatility of our stock price calculated over a term equivalent to the expected life of the award. During 2010, the range of expected volatilities used was 59% to 60%.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the award. During 2010, the range of risk-free interest rates used was 0.67% to 1.74%.

Expected Dividend Yield. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

The value of each employee option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2010	2009
Weighted average expected risk-free interest rate	0.77%	1.58%
Weighted average expected volatility	60%	60%
Expected life (in years)	3.5 years	3.5 years
Expected dividend yield	0%	0%
Weighted average fair value	$0.87	$0.81

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our stock options typically vest on a graded basis over a four year period and typically expire the earlier of ten years from the date of grant or ninety days following termination of employment.

Stock Option Activity

Employee stock options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,708,303	$3.86	$1.94
Options granted	950,000	2.01	0.87
Options exercised	(69,351)	1.41	0.62
Options forfeited	(189,136)	1.75	0.78
Options expired	(41,220)	7.25	4.15

Outstanding at December 31, 2010	4,358,596	$3.55	$1.76	6.6 years	$4

Exercisable at December 31, 2010	2,583,443	$4.53	$2.34	5.0 years	$3

The aggregate intrinsic value of options outstanding at December 31, 2010 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table.

	Years Ended December 31,
	2010	2009
Intrinsic value of options exercised	$31	$11
Grant date fair value of options vested	$766	$1,184
Grant date fair value of options forfeited	$148	$313

Stock Awards

We have granted restricted stock units to our executives and certain key employees under the 2004 Plan. These stock awards entitle the holder to shares of common stock as the award vests over vesting periods from two to four years. We measure the fair value of restricted stock units based upon the market price of the underlying common stock on the date of grant. The restricted stock units are recognized over their applicable vesting period using the straight-line method reduced for estimated forfeitures. The total grant date fair value of stock awards that vested during 2010 and 2009 was $1,648 and $1,712, respectively.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2010, the following activity occurred related to our restricted stock units granted to employees:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2009	1,195,500	$2.61
Restricted stock units granted	242,500	2.01
Units upon which restrictions lapsed	(569,919)	2.89
Restricted stock units forfeited	(73,938)	2.26

Nonvested stock award balance at December 31, 2010	794,143	$2.26

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

The yearend value of options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2010
Exercise price	$2.01
Weighted average expected risk-free interest rate	3.30%
Weighted average expected volatility	56%
Expected life (in years)	10 years
Expected dividend yield	0%
Weighted average fair value	$1.18

At December 31, 2010, we had recognized $32 of expense related to these options with an estimated $204 of expense remaining to be recognized over the next 1.8 years.

Stock-based Compensation

The following table summarizes stock-based compensation expense for the respective periods:

	Years Ended December 31,
	2010	2009
Total cost of share-based payment plans	$1,915	$2,523
Amounts capitalized in internally developed software	(110)	(160)

Amounts charged against income, before income tax benefit	$1,805	$2,363

Amount of related income tax benefit recognized	$—	$—
Depreciation recognized for stock compensation capitalized in fixed assets	$135	$118

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010 and 2009, we have recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation as shown above.

As of December 31, 2010, we had $2,779 of unrecognized compensation cost related to non-vested stock-based awards granted to employees under all equity compensation plans, which includes restricted stock units and stock options. We expect to recognize this cost over a weighted average period of 1.5 years.

Note 13: Common Stock

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2010
Options outstanding under the 1999 Stock Option Plan	1,008,578
Options and unvested stock awards outstanding under the 2004 Equity Incentive Plan	4,344,161
Additional equity awards that can be issued under the 2004 Equity Incentive Plan	1,068,851

Common stock reserved for future issuance	6,421,590

An additional 700,000 shares was authorized for issuance effective January 1, 2011 under the automatic annual increase provisions of the 2004 Equity Incentive Plan. We issue new shares for option exercises and vested restricted stock units.

Note 14: 401(k) Plan

We provide a defined contribution 401(k) plan for our employees. Participating employees may contribute a portion of their salary to the plan up to the maximum allowed by the federal tax guidelines. Additionally, we may make discretionary contributions to the plan. To date, no discretionary contributions have been made to the plan.

Note 15: Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2010	2009
Cash (received) paid during the period for income taxes	$(4,912)	$8
Noncash investing and financing activities:
Increase in payables for property and equipment	$—	$135

Note 16: Subsequent Events

KWKLY Acquisition

On January 7, 2011, we acquired substantially all of the assets of KWKLY, LLC (“kwkly”). Kwkly is a mobile software-as-a-service lead-generation platform that provides home buyers with real-time access to property information on their Web-enabled phones, while at the same time connecting real estate professional

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers of kwkly with those home buyers. Our acquisition of kwkly expands the offerings that the company can make available through its business and marketing platform for real estate professionals.

In exchange for the assets of kwkly, we paid cash of $750 and issued 222,222 shares of common stock. In addition, we entered into an employment agreement with the founder and sole owner of kwkly pursuant to which, among other things, we granted that individual stock options to purchase a total of 300,000 shares, of which 250,000 were vested as of the date of grant and the remaining portion vests over two years.

The transaction will be accounted for as a business combination and accordingly, all of the assets of kwkly will be measured at fair value on the acquisition date and will be included in our consolidated balance sheet at March 31, 2011. Because the acquisition occurred subsequent to the end of the year, management’s valuation of the fair value of the intangible assets acquired has not been finalized.

Keller Williams Agreement

On January 7, 2011, we entered into an agreement with Keller Williams, one of the nation’s largest real estate franchisors, to provide a franchise-wide real estate marketing and business platform under a five year agreement. The agreement provides for minimum payments from Keller Williams totaling approximately $10 million through the initial term, beginning in April 2011 and paid on a quarterly basis. In February 2011, we fulfilled the first phase of this agreement by making the platform available to nearly 80,000 Keller Williams agents across the United States and Canada.

Imprev Agreement

In February 2011, we entered into an agreement with Imprev, Inc. to allow for integration of Imprev’s marketing design software solution with our marketing and business platform for real estate professionals to be delivered as a software-as-a-service solution to Keller Williams professionals. The initial term of the agreement is three years with one year renewal options thereafter. The agreement provides for minimum payments to Imprev of approximately $3.6 million through the initial term, beginning in February 2011 and paid on a monthly basis. In addition, we will pay Imprev a percentage of revenue generated from the premium software-as-a-service solutions available to Keller Williams professionals.

Market Leader and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2010	$29	$441	$458	(A)	$12
December 31, 2009	$29	$410	$410	(A)	$29

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended:
December 31, 2010	$9,359	$4,187	$—	$13,546
December 31, 2009	$10,636	$—	$1,277	$9,359