Form 10-Q
period 2011-03-31
Market Leader, Inc.
filed 2011-05-12
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

As of May 2, 2011, there were outstanding 25,137,755 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2011	2010
Revenues	$7,242	$5,796
Expenses:
Sales and marketing (1)	7,433	4,922
Technology and product development (1)	1,840	1,365
General and administrative (1)	1,603	1,713
Depreciation and amortization of property and equipment (2)	611	664
Amortization of acquired intangible assets	262	479

Total expenses	11,749	9,143

Loss from operations	(4,507)	(3,347)
Equity in loss of unconsolidated subsidiary	—	(136)
Interest income and expense, net	26	37

Loss before income tax expense	(4,481)	(3,446)
Income tax expense	3	3

Net loss	(4,484)	$(3,449)
Net loss attributable to noncontrolling interest	(140)	—

Net loss attributable to Market Leader	$(4,344)	$(3,449)

Net loss per share attributable to Market Leader — basic and diluted	$(0.17)	$(0.14)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2011	2010
Sales and marketing	$160	$132
Technology and product development	43	54
General and administrative	160	310

	$363	$496

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2011	2010
Technology and product development	$577	$572
General and administrative	34	92

	$611	$664

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$18,815	$16,687
Short-term investments	22,198	28,628
Trade accounts receivable, net of allowance of $26 and $12, respectively	130	30
Prepaid expenses and other current assets	1,019	1,249

Total current assets	42,162	46,594
Property and equipment, net of accumulated depreciation of $17,501 and $17,047, respectively	3,925	3,856
Acquired intangible assets, net of accumulated amortization of $8,461 and $8,199, respectively	2,634	2,326
Goodwill	1,732	954

Total assets	$50,453	$53,730

Liabilities, Shareholders’ Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$1,526	$1,157
Accrued compensation and benefits	1,878	1,809
Accrued expenses and other current liabilities	841	1,175
Deferred rent, current portion	214	214
Deferred revenue	671	517

Total current liabilities	5,130	4,872
Deferred rent, less current portion	493	527

Total liabilities	5,623	5,399
Shareholders’ equity and noncontrolling interest:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,121,451 and 24,873,120 shares at March 31, 2011 and December 31, 2010, respectively	72,872	71,889
Accumulated deficit	(29,054)	(24,710)

Total Market Leader, Inc. shareholders’ equity	43,818	47,179

Noncontrolling interest in subsidiary	1,012	1,152

Total shareholders’ equity and noncontrolling interest	44,830	48,331

Total liabilities, shareholders’ equity and noncontrolling interest	$50,453	$53,730

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Accumulated Deficit	Noncontrolling Interest In Subsidiary	Total Share- holders’ Equity
	Shares	Amount
Balance at December 31, 2010	24,873,120	$71,889	$(24,710)	$1,152	$48,331
Proceeds from exercises of stock options	33,870	14	—	—	14
Stock-based compensation	—	390	—	—	390
Payment of taxes due upon vesting of restricted stock	(7,761)	(19)	—	—	(19)
Acquisition of kwkly	222,222	598	—	—	598
Net loss	—	—	(4,344)	(140)	(4,484)

Balance at March 31, 2011	25,121,451	$72,872	$(29,054)	$1,012	$44,830

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,484)	$(3,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	611	664
Amortization of acquired intangible assets	262	479
Stock-based compensation	363	496
Equity in loss of unconsolidated subsidiary	—	136
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(100)	8
Prepaid expenses and other assets	191	144
Accounts payable	376	128
Accrued compensation and benefits	69	(94)
Accrued expenses and other current liabilities	(334)	(5)
Deferred rent	(34)	(44)
Deferred revenue	154	(18)

Net cash used in operating activities	(2,926)	(1,555)

Cash flows from investing activities:
Purchases of short-term investments	(4,958)	(7,897)
Sales of short-term investments	11,397	9,800
Purchases of property and equipment	(630)	(731)
Cash paid for acquisition of kwkly	(750)	—

Net cash provided by investing activities	5,059	1,172

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(19)	(174)
Proceeds from exercises of stock options	14	—

Net cash used in financing activities	(5)	(174)

Net increase (decrease) in cash and cash equivalents	2,128	(557)
Cash and cash equivalents at beginning of period	16,687	25,434

Cash and cash equivalents at end of period	$18,815	$24,877

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999. Our initial products, HouseValues and JustListed lead-generation products, deliver home seller or buyer leads to real estate professional customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from this original lead-generation model toward offerings that combine software-as-a-service with access to advertising buying and lead-generation services. These newer products include Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents introduced in September 2008, and RealtyGenerator, a turnkey lead-generation and lead management system for real estate brokerage offices that we acquired in 2007. These products feature a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead-generation services to help real estate professionals attract new clients and promote themselves throughout their community. Software-as-a-service based products offerings have driven the shift in our business model, and delivered seventy one percent of our revenue in the first quarter of 2011.

We also acquired, through incremental investment late in the third quarter of 2010, a controlling interest in ActiveRain Corporation. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for a growing community of over 200,000 professionals in real estate and related businesses. Our incremental investment in ActiveRain provides access to a sizable and rapidly growing professional community that often has interest in products like those we offer.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $17,045 and $15,151 in Money Market Funds as of March 31, 2011 and December 31, 2010 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Note 2: Acquisition

KWKLY Acquisition

On January 7, 2011, we acquired substantially all of the assets of KWKLY, LLC (“kwkly”). kwkly is a mobile software-as-a-service lead-generation platform that provides home buyers with real-time access to property information on their Web-enabled phones, while at the same time connecting real estate professional customers of kwkly with those home buyers. Our acquisition of kwkly expands the offerings that the company can make available through its business and marketing platform for real estate professionals.

In exchange for the assets of kwkly, we paid cash consideration of $750, issued 222,222 shares of stock that were valued based on the closing stock price on January 7, 2011 of $1.80, and granted a fully vested non-qualified stock option to purchase 250,000 shares which was valued using a Black-Scholes fair value of $0.7936 per share.

Below is a summary of the total consideration transferred.

Cash	$750
Stock	400
Stock Options	198

Total Consideration Transferred	$1,348

The recognized amount of identifiable assets acquired:

Identifiable intangible assets	$570
Goodwill	778

$1,348

The intangible assets acquired and their respective weighted average lives are as follows:

	Amount	Weighted Average Life
Developed technology	$445	3.0 years
Customer relationships	50	3.0 years
Home listings Datafeeds	75	1.0 years

	$570	2.7 years

These fair values were based on estimates as of the closing date of the acquisition. We used the income approach to value the developed technology and the customer relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuations of the developed technology and the home listings datafeeds were based on the cost to recreate method. These fair value measurements were also based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Certain items including valuation reports are expected to be finalized later in the second quarter.

We also recognized $778 in goodwill from the acquisition. The goodwill primarily consists of the benefit of acquiring new expertise and a new product in the mobile space that we can leverage into our existing customer base. The goodwill recognized is expected to be deductible for income tax purposes.

ActiveRain Acquisition

On September 27, 2010 we acquired an additional 18% of the outstanding voting stock of ActiveRain Corporation (“ActiveRain”) for $450. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for the community of professionals in real estate and related businesses. Our additional investment in ActiveRain continues to be directly in line with our operational objectives by providing us with access to a sizable and rapidly growing professional community which we expect will help us increase our effectiveness in acquiring customers.

As a result of this transaction, the Company’s ownership interest in ActiveRain increased to 51%. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of ActiveRain were measured at fair value on the acquisition date.

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

The Company also recognized $954 in goodwill from the acquisition. The goodwill primarily consists of the benefit from gaining access to a sizable professional community which can increase our effectiveness in acquiring customers. None of the goodwill recognized is expected to be deductible for income tax purposes.

For comparability purposes, the following table presents our unaudited pro forma revenue and earnings (loss) for the three month periods ended March 31, 2010 and 2011 had the ActiveRain and kwkly acquisitions occurred on January 1, 2010:

	Unaudited Three months ended March 31,
	2011	2010
Revenues	$7,242	$6,316

Net loss attributable to Market Leader	$(4,344)	$(3,565)

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

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended March 31,
	2011	2010
Net loss	$(4,344)	$(3,449)
Weighted average common shares outstanding	25,100	24,540
Dilutive effect of equity-based awards	—	—

Diluted Shares	25,100	24,540

Net loss per share—basic and diluted	$(0.17)	$(0.14)

Antidilutive equity-based awards	5,822	4,623

Unvested restricted stock units	722	892

Note 4: Cash, Cash Equivalents and Short-Term Investments

At March 31, 2011, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,770	$—	$1,770
Money market account	17,045	—	17,045

Cash and cash equivalents	$18,815	$—	$18,815

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$12,990	$4	$12,994
Certificate of Deposit	9,208	9	9,217

Short-Term investments	$22,198	$13	$22,211

At December 31, 2010, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,536	$—	$1,536
Money market account	15,151	—	15,151

Cash and cash equivalents	$16,687	$—	$16,687

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$19,481	$4	$19,485
Certificate of Deposit	9,147	18	9,165

Short-Term investments	$28,628	$22	$28,650

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

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 5: Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2011	2010
Cash (received) paid during the period for income taxes	$6	$7
Non-cash investing and financing activities:
Increase in payables for property and equipment	$26	$—
Equity issued in acquisition of kwkly	$598	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the heading Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements. The forward-looking statements are made as of the date of this report, and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Our Business

Market Leader, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999. Our initial products, HouseValues and JustListed lead-generation products, deliver home seller or buyer leads to real estate professional customers via an online software tool that is bundled with the offerings. In 2008 we began to shift our business model from this original lead-generation model toward offerings that combine software-as-a-service with access to advertising buying and lead-generation services. These newer products include Growth Leader, a personalized website and proprietary customer relationship management tool for real estate agents introduced in September 2008, and RealtyGenerator, a turnkey lead-generation and lead management system for real estate brokerage offices that we acquired in 2007. These products feature a personalized website optimized to generate consumer response, a proprietary customer relationship management (CRM) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead-generation services to help real estate professionals attract new clients and promote themselves throughout their community. Software-as-a-service based products offerings have driven the shift in our business model, and delivered seventy one percent of our revenue in the first quarter of 2011.

We also acquired, through incremental investment late in the third quarter of 2010, a controlling interest in ActiveRain Corporation. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for a growing community of over 200,000 professionals in real estate and related businesses. Our incremental investment in ActiveRain provides access to a sizable and rapidly growing professional community that often has interest in products like those we offer.

Review of First Quarter 2011

The six percent increase in first quarter 2011 revenue from fourth quarter 2010 was the fifth sequential quarter of improvement in revenue. This revenue growth reflected the strength of our software-as-a-service products, including success attracting high-value brokerage customers through initiatives that we invested in throughout 2010. The continued momentum of these efforts was illustrated by our signing of nearly two hundred new broker customers during the first quarter. Our direct sales of newer products for agents also more than offset attrition of customers of our traditional products, and we expect this trend to continue. Average revenue per customer increased to $395, the highest level in more than four years and average monthly customer retention increased to 94.4%, the same as third quarter 2010 and one of the highest levels achieved in recent years.

Our longer term goal is to return the company to profitable growth, and we believe that to do so requires continued improvement in customer acquisition. Towards that goal, we expect to maintain investment in customer acquisition, including creating sales and marketing channel partnerships with a number of major franchise networks. These partnerships, with some of the nation’s leading real estate franchises, enable us to tap into their influence, credibility, and existing sales and marketing infrastructure to cost-effectively acquire high-value customers.

We used cash in operations again in the first quarter of 2011 as part of a strategy to better present our new solutions and to acquire customers we expect to have high lifetime value. We believe that the strategic value of investment in our business has been significantly enhanced by our introduction of innovative products and new sales channels. These benefits were exemplified by the agreement we entered into with Keller William Realty International (“Keller Williams”), the nation’s second largest real estate franchisor, which represents the largest deal in Market Leader history.

In January 2011, we announced that Market Leader was selected by Keller Williams, to provide a franchise-wide real estate marketing and business platform. The five year agreement provides for minimum payments from Keller Williams totaling approximately $10 million through the initial term, beginning in the second quarter 2011 and paid on a quarterly basis. In February 2011, Market Leader successfully fulfilled the first phase of this agreement by making its platform available to nearly 80,000 Keller Williams agents across the United States and Canada. As a result, Market Leader is significantly increasing its user base as Keller Williams agents adopt this new platform. In addition, we are making available a premium product upgrade that continues to attract the strong interest of Keller Williams agents. The sale of premium products to this large and growing user base offers the potential for upside beyond the revenue provided by the agreement. We expect Keller Williams to begin to significantly contribute to revenue growth starting in the second half of 2011.

Results of Operations

Revenues

	Three months ended March 31,
	2011	2010
Revenues (in thousands)	$7,242	$5,796

Revenue for the first quarter of 2011 was $7.2 million, a 25% increase over the same period last year, primarily reflecting the early benefits of the broker sales efforts we expanded in 2010. This success attracting high-value brokers also drove improvement in average revenue per customer. In addition, ActiveRain contributed revenue of $0.6 million in the first quarter of 2011. Our ending customers on March 31, 2011 also increased compared to March 31, 2010 as revenue from our newer software-as-a-service based products offset attrition from our traditional products.

First quarter 2011 revenue increased 6% compared to fourth quarter. Within this overall result, revenue from our software-as-a-service based products grew to $5.3 million from $4.8 million in the fourth quarter. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics.”

Based upon our expectation that we will see continued revenue growth from our broker customers in subsequent quarters, that we will have revenue contribution from our new relationship with Keller Williams and that revenue from our newer products for agents will continue to offset attrition from traditional products, we expect revenue growth to be stronger than the first quarter in each of the remaining quarters of 2011.

Sales and Marketing

	Three months ended March 31,
	2011	2010
Total sales and marketing expense (in thousands)	$7,433	$4,922

Total sales and marketing expense as a % of revenue	103%	85%

Sales and marketing expense increased significantly for the three months ended March 31, 2011 when compared to the same period in 2010, reflecting higher customer acquisition costs, increased advertising and lead generation costs, and additional expenses related to the consolidation of a previously unconsolidated subsidiary beginning in the fourth quarter of 2010.

Higher customer acquisition costs reflected increased staffing and marketing that was especially targeted toward broker customers and franchise network relationships.

Advertising and lead generation costs increased faster than overall revenue. Lead-generation costs are a higher percentage of revenue for new products that comprise a greater portion of the revenue mix, and in particular for customers who, during promotional periods, only pay for lead-generation services.

Sales and marketing expense decreased 2% in the first quarter of 2011 compared to the fourth quarter of 2010, primarily due to the seasonal reduction in the cost of advertising and a reduction to marketing costs that was partially offset by an increase in payroll-related expenses.

For the remainder of 2011, we expect sales and marketing costs, other than advertising and lead generation costs, to be relatively stable. Advertising and lead generation costs will vary with customer demand for those services. As a result, we expect these sales and marketing costs to decrease as a percentage of revenue as our revenue increases.

Technology and Product Development

	Three months ended March 31,
	2011	2010
Total technology and product development expense (in thousands)	$1,840	$1,365

Total technology and product development expense as a % of revenue	25%	24%

Technology and product development expense increased 35% for the three month period ended March 31, 2011 compared to the same period in 2010. The increase primarily reflected stepped up personnel costs to support the Keller Williams initiative, as well as higher technology licensing costs, also related to delivery of the Keller Williams platform. For the same reasons, technology and product development expense increased in the first quarter of 2011 when compared to the fourth quarter of 2010.

For the remainder of 2011, we expect the level of technology and product development expenses to remain fairly consistent as we continue to enhance our software-as-a-service based products, but to decrease as a percentage of revenue as our revenue increases.

General and Administrative

	Three months ended March 31,
	2011	2010
Total general and administrative expense (in thousands)	$1,603	$1,713

Total general and administrative expense as a % of revenue	22%	30%

General and administrative expense for the three month period ended March 31, 2011 decreased when compared to the same period in 2010, primarily due to reduced recruiting and payroll-related expenses associated with lower staffing levels, which were partially offset by the inclusion of ActiveRain general and administrative expense.

General and administrative expenses increased in the first quarter of 2011 compared to the last quarter of 2010 due to increased payroll-related expenses.

We expect quarterly general and administrative expenses to remain fairly consistent for the remainder of 2011, but to decrease as a percentage of revenue as our revenue increases.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment decreased for the three month period ended March 31, 2011 compared to the same period in 2010 as a number of assets became fully depreciated during 2010. This decrease was partially offset by the inclusion of ActiveRain depreciation.

Amortization of Acquired Intangible Assets

Amortization of intangible assets decreased for the three month period ended March 31, 2011 compared to the same period in 2010, as certain intangible assets became fully amortized. This decrease was partially offset by the addition of amortization on newly acquired intangible assets related to the ActiveRain and kwkly acquisitions.

Interest Income and expense, net

Interest income has remained relatively consistent for the comparative periods.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We include a discussion of our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2010.

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the five quarters ended March 31, 2011. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands)
Operations Data:
Revenues	$7,242	$6,844	$5,975	$5,815	$5,796
Expenses:
Sales and marketing	7,433	7,588	6,179	5,219	4,922
Technology and product development	1,840	1,288	1,402	1,303	1,365
General and administrative	1,603	1,449	1,401	1,357	1,713
Depreciation and amortization of property and equipment	611	593	646	619	664
Amortization of acquired intangible assets	262	334	480	479	479

Total expenses	11,749	11,252	10,108	8,977	9,143

Loss from operations	(4,507)	(4,408)	(4,133)	(3,162)	(3,347)
Equity in loss of unconsolidated subsidiary	—	—	(63)	(55)	(136)
Gain on valuation of investment in subsidiary	—	—	750	—	—
Interest income and expense, net	26	35	40	90	37

Loss before income tax	(4,481)	(4,373)	(3,406)	(3,127)	(3,446)
Income tax expense	3	3	3	1	3

Net loss	(4,484)	(4,376)	(3,409)	(3,128)	(3,449)
Net loss attributable to noncontrolling interest	(140)	(79)	—	—	—

Net loss attributable to Market Leader	$(4,344)	$(4,297)	$(3,409)	$(3,128)	$(3,449)

Adjusted EBITDA	$(3,271)	$(3,099)	$(2,531)	$(1,613)	$(1,708)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the US. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, equity in loss of unconsolidated subsidiary, gain on valuation of investment in subsidiary, net loss attributable to noncontrolling interest, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net loss attributable to Market Leader	$(4,344)	$(4,297)	$(3,409)	$(3,128)	$(3,449)
Less: Interest income, net	(26)	(35)	(40)	(90)	(37)
Gain on valuation of investment in subsidiary	—	—	(750)	—	—
Add:
Net loss attributable to noncontrolling interest	(140)	(79)	—	—	—
Equity in loss of unconsolidated subsidiary	—	—	63	55	136
Depreciation and amortization of property and equipment	611	593	646	619	664
Amortization of intangible assets	262	334	480	479	479
Stock-based compensation	363	382	476	451	496
Income tax expense	3	3	3	1	3

Adjusted EBITDA	$(3,271)	$(3,099)	$(2,531)	$(1,613)	$(1,708)

Key Operational Metrics

The following table presents key operational data and metrics for the five quarters ended March 31, 2011.

	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$6,460	$6,122	$5,965	$5,809	$5,784
Other revenues (2)	782	722	10	6	12

Total revenues	$7,242	$6,844	$5,975	$5,815	$5,796
Real estate professional customers, end of period (3)	5,465	5,430	5,359	5,229	5,316
Average monthly retention rate (4)	94.4%	93.8%	94.4%	94.1%	94.9%
Average real estate professional customers in the quarter (5)	5,448	5,395	5,294	5,273	5,338
Average monthly revenue per customer (6)	$395	$378	$376	$367	$361

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our RealtyGenerator, Team Leader, Growth Leader, HouseValues, JustListed and Market Leader CRM products.
(2)	Other revenues consist primarily of ActiveRain revenues and other miscellaneous revenue streams.
(3)	Real estate professional customers consist of real estate agents subscribing to our Growth Leader, Team Leader, HouseValues, JustListed and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product.
(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter.

At the end of the first quarter of 2011, our customer count increased to 5,465, the third quarterly increase to customer count over the past four years.

Our software-as-a-service based products that represent an increasing portion of our revenue and customer base generate higher revenue per customer than our traditional products. This was the primary driver of increased average monthly revenue per customer in the first quarter of 2011 compared to the fourth quarter of 2010. The first quarter average revenue per customer was the highest rate achieved in seventeen quarters. Average revenue per customer will fluctuate from quarter to quarter based on customer and product mix, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Our average monthly customer retention rate was 94.4% for the first quarter of 2011 compared to 93.8% in the fourth quarter of 2010. The rate for the first quarter of 2011 remained among the highest of the past seventeen directly comparable quarters. Our customer retention rate will fluctuate from quarter to quarter and continued uncertainty in the real estate market could contribute to fluctuations in our customer retention rate.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At March 31, 2011, our cash, cash equivalents and short-term investments totaled $41.0 million as compared to $45.3 million at December 31, 2010.

Liquidity and security of principal continue to be core to our investment strategy, which has resulted in significantly lower rates of return. As of March 31, 2011, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Three months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash used in operating activities	$(2,926)	$(1,555)
Cash provided by investing activities	5,059	1,172
Cash used in financing activities	(5)	(174)

Operating Activities

Net cash used in operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, equity in losses of our unconsolidated subsidiary and the effects of changes in working capital. We used $2.9 million in cash from operations during the first three months of 2011, an increase of $1.4 million compared to the same period in 2010. The increased use of cash was primarily due to an increase in our net loss after non-cash items.

Investing Activities

Cash provided by investing activities for the first three months of 2011 was $5.1 million compared to $1.2 million for the same period in 2010. During the first three months of 2011, we made net sales of short-term investments of $6.4 million compared to net sales of $1.9 million in the same period in 2010. The sales of short-term investments in the first three months on 2011 were partially offset by the cash used in the acquisition of kwkly of $0.8 million.

Financing Activities

Cash used in financing activities during the first three months of 2011 decreased when compared to the same period in 2010, primarily due to a reduction in the payment of minimum taxes due upon vesting of restricted stock.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the first quarter of 2011. At March 31, 2011, 928,043 shares remain available for purchase under the share repurchase program.

During the first quarter of 2011, an aggregate of 7,761 shares of our common stock were tendered in satisfaction of employees’ minimum income tax withholdings upon the vesting of restricted stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of March 31, 2011, we invested in U.S. Treasury securities money market funds with short-term weighted average duration, directly in U.S. Treasury securities and in FDIC-insured certificates of deposit with terms of one year or less. A hypothetical 10% increase/decrease in interest rates would not significantly increase/decrease our annual interest income and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

On January 7, 2011, we issued 222,222 shares of our common stock to the sole member of kwkly in connection with acquisition of substantially all of the assets of kwkly. These shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) by reason of the exemption from registration under Section 4(2) of the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1+*	Master Services Agreement dated as of January 6, 2011, and a related Statement of Work dated January 7, 2011, by and between Keller Williams Realty International and Market Leader, Inc.

10.2+*	Master Services Agreement and a related Statement of Work dated as of February 17, 2011, by and between Imprev, Inc. and Market Leader, Inc.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

+	Filed herewith.
*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Market Leader, Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/S/ JACQUELINE DAVIDSON
Jacqueline Davidson
Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: May 12, 2011