Form 10-Q
period 2011-06-30
Market Leader, Inc.
filed 2011-08-05
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

As of July 28, 2011, there were outstanding 25,308,302 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$8,320	$5,815	$15,562	$11,611
Expenses:
Sales and marketing (1)	6,710	5,219	14,143	10,141
Technology and product development (1)	1,890	1,303	3,730	2,668
General and administrative (1)	1,823	1,357	3,426	3,070
Depreciation and amortization of property and equipment (2)	646	619	1,257	1,283
Amortization of acquired intangible assets	262	479	524	958

Total expenses	11,331	8,977	23,080	18,120

Loss from operations	(3,011)	(3,162)	(7,518)	(6,509)
Equity in loss of unconsolidated subsidiary	—	(55)	—	(191)
Interest income and expense, net	18	90	43	127

Loss before income tax expense	(2,993)	(3,127)	(7,475)	(6,573)
Income tax expense	3	1	6	4

Net loss	(2,996)	(3,128)	(7,481)	(6,577)
Net loss attributable to noncontrolling interest	(150)	—	(290)	—

Net loss attributable to Market Leader	(2,846)	(3,128)	(7,191)	(6,577)

Net loss per share — basic and diluted	$(0.11)	$(0.13)	$(0.29)	$(0.27)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2011	2010	2011	2010
Sales and marketing	$166	$111	$326	$243
Technology and product development	45	47	88	101
General and administrative	176	293	336	603

	$387	$451	$750	$947

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2011	2010	2011	2010
Technology and product development	$567	$566	$1,144	$1,138
General and administrative	79	53	113	145

	$646	$619	$1,257	$1,283

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$8,259	$16,687
Short-term investments	29,577	28,628
Trade accounts receivable, net of allowance of $7 and $12, respectively	735	30
Prepaid expenses and other current assets	1,172	1,249

Total current assets	39,743	46,594
Property and equipment, net of accumulated depreciation of $18,146 and $17,047, respectively	3,720	3,856
Acquired intangible assets, net of accumulated amortization of $8,723 and $8,199, respectively	2,373	2,326
Goodwill	1,732	954

Total assets	$47,568	$53,730

Liabilities, Shareholders’ Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$710	$1,157
Accrued compensation and benefits	2,109	1,809
Accrued expenses and other current liabilities	1,249	1,175
Deferred rent, current portion	230	214
Deferred revenue	636	517

Total current liabilities	4,934	4,872
Deferred rent, less current portion	404	527

Total liabilities	5,338	5,399
Shareholders’ equity and noncontrolling interest:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,138,621 and 24,873,120 shares at June 30, 2011 and December 31, 2010, respectively	73,269	71,889
Accumulated deficit	(31,901)	(24,710)

Total Market Leader, Inc. shareholders’ equity	41,368	47,179

Noncontrolling interest in subsidiary	862	1,152

Total shareholders’ equity and noncontrolling interest	42,230	48,331

Total liabilities, shareholders’ equity and noncontrolling interest	$47,568	$53,730

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Noncontrolling Interest In Subsidiary	Total Share- holders’ Equity and Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2010	24,873,120	$71,889	$(24,710)	$1,152	$48,331
Proceeds from exercises of stock options	58,742	14	—	—	14
Stock-based compensation	—	805	—	—	805
Payment of taxes due upon vesting of restricted stock	(15,463)	(37)	—	—	(37)
Shares issued for acquisition of kwkly	222,222	400	—	—	400
Stock options issued for acquisition of kwkly	—	198	—	—	198
Net loss	—	—	(7,191)	(290)	(7,481)

Balance at June 30, 2011	25,138,621	$73,269	$(31,901)	$862	$42,230

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,481)	$(6,577)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,257	1,283
Amortization of acquired intangible assets	524	958
Non-Cash stock-based compensation expense	750	947
Equity in loss of unconsolidated subsidiary	—	191
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(705)	22
Income taxes receivable	(3)	4,914
Prepaid expenses and other current assets	16	61
Accounts payable	(397)	100
Accrued compensation and benefits	300	96
Accrued expenses and other current liabilities	65	(170)
Deferred rent	(107)	(88)
Deferred revenue	119	(16)

Net cash (used in) provided by operating activities	(5,662)	1,721

Cash flows from investing activities:
Purchases of short-term investments	(20,329)	(27,868)
Maturities of short-term investments	19,397	14,800
Purchases of property and equipment	(1,061)	(1,078)
Cash paid for acquisition of kwkly	(750)	—

Net cash used in investing activities	(2,743)	(14,146)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(37)	(174)
Proceeds from exercises of stock options	14	—

Net cash used in financing activities	(23)	(174)

Net decrease in cash and cash equivalents	(8,428)	(12,599)
Cash and cash equivalents at beginning of period	16,687	25,434

Cash and cash equivalents at end of period	$8,259	$12,835

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999. Our product offerings combine software-as-a-service with access to advertising buying and lead generation services. These products feature a personalized website optimized to generate consumer response, a proprietary customer relationship management (“CRM”) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

Our customers are real estate agents, brokerage companies, and through sales and marketing partnerships, real estate franchise networks.

We also acquired, through incremental investment late in the third quarter of 2010, a controlling interest in ActiveRain Corporation (“ActiveRain”). ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for a growing community of over 200,000 professionals in real estate and related businesses.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full year.

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

Business segments — We operate a single business segment, representing marketing services provided to real estate professionals, brokerage companies and real estate franchise networks. A substantial portion of our business comes from customers and operations located within the United States, and we do not have any assets located in foreign countries.

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

We account for revenue recognition of our arrangements with multiple elements by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered item(s) have value to the customer on a stand-alone basis; and (2) if the arrangement includes a right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) that is probable and within our control. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting. If the criteria for separation are met resulting in two or more units of accounting, we use the relative selling price method to allocate arrangement consideration to the individual units of accounting, subject to a limitation that the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

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

Concentration of risk

As of June 30, 2011, one customer accounted for 89% of the Company’s total accounts receivable balance. As of December 31, 2010, no customer accounted for more than 10% of the total consolidated accounts receivable balance.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $6,869 and $15,151 in Money Market Funds as of June 30, 2011 and December 31, 2010 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Note 2: Acquisition

KWKLY Acquisition

On January 7, 2011, we acquired substantially all of the assets of KWKLY, LLC (“kwkly”). kwkly is a mobile software-as-a-service lead generation platform that provides home buyers with real-time access to property information on their Web-enabled phones, while at the same time connecting real estate professional customers of kwkly with those home buyers. Our acquisition of kwkly expands the offerings that the Company can make available through its business and marketing platform for real estate professionals.

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

These fair values were based on estimates as of the closing date of the acquisition. We used the income approach to value the customer relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuations of the developed technology and the home listings datafeeds were based on the cost to recreate method. These fair value measurements were also based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820.

We also recognized $778 in goodwill from the acquisition. The goodwill primarily consists of the benefit of acquiring new expertise and a new product in the mobile space that we can leverage into our existing customer base. The goodwill recognized is expected to be deductible for income tax purposes.

ActiveRain Acquisition

On September 27, 2010 we acquired an additional 18% of the outstanding voting stock of ActiveRain Corporation (“ActiveRain”) for $450. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing services for the community of professionals in real estate and related businesses. Our affiliation with ActiveRain provides us with access to a sizable and rapidly growing professional community, which we expect will help us increase our effectiveness in acquiring customers.

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

For comparability purposes, the following table presents our unaudited pro forma revenue and earnings (loss) for the six month periods ended June 30, 2010 and 2011 had the ActiveRain and kwkly acquisitions occurred on January 1, 2010:

	Unaudited Six months ended June 30,
	2011	2010
Revenues	$15,562	$12,723

Net loss attributable to Market Leader	$(7,191)	$(6,728)

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

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(2,846)	$(3,128)	$(7,191)	$(6,577)
Weighted average common shares outstanding	25,133	24,597	25,117	24,569
Dilutive effect of equity-based awards	—	—	—	—

Diluted Shares	25,133	24,597	25,117	24,569

Net loss per share—basic and diluted	$(0.11)	$(0.13)	$(0.29)	$(0.27)

Antidilutive equity-based awards	6,158	4,609	6,158	4,609

Unvested restricted stock units	686	880	686	880

Note 4: Cash, Cash Equivalents and Short-Term Investments

At June 30, 2011, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,389	$—	$1,389
Money market account	6,869	—	6,869

Cash and cash equivalents	$8,258	$—	$8,258

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

U.S. Treasury bills	$20,369	$2	$20,371
Certificate of Deposit	9,208	13	9,221

Short-Term investments	$29,577	$15	$29,592

At December 31, 2010, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,536	$—	$1,536
Money market account	15,151	—	15,151

Cash and cash equivalents	$16,687	$—	$16,687

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

U.S. Treasury bills	$19,481	$4	$19,485
Certificate of Deposit	9,147	18	9,165

Short-Term investments	$28,628	$22	$28,650

Our U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and the U.S. Treasury bills are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments and we classify these investments within the fair value hierarchy as a Level 1 asset. The estimated fair value of the certificate of deposit is based on a CD pricing model and we classify this investment within the fair value hierarchy as a Level 2 asset. All of our investments have a contractual maturities of one year or less.

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 5: Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2011	2010
Cash paid during the period for income taxes	$6	$4,912
Non-cash investing and financing activities:
Increase in payables for property and equipment	$9	$—
Equity issued in acquisition of kwkly	$598	$—

Note 6: Subsequent Events

Sharper Agent Acquisition

On August 1, 2011, we acquired Sharper Agent, LLC (“Sharper Agent”) for $1.75 million in cash plus assumed liabilities of approximately $350. Sharper Agent is a leading provider of online and print marketing suites with more than 30,000 real estate agent users across North America. We plan to add Sharper Agent’s marketing campaign, design, and print capabilities to premium product offerings in the upcoming months as a continued expansion of our business and marketing platform for real estate professionals.

The transaction will be accounted for as a business combination and accordingly, all of the assets and liabilities of Sharper Agent will be measured at fair value on the acquisition date and will be included in our consolidated balance sheet at September 30, 2011. Because the acquisition occurred subsequent to the end of the quarter, management’s valuation of the fair value of the intangible assets acquired has not been finalized.

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

Overview

Our Business

Market Leader, Inc. provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999. Our traditional lead generation products deliver home seller or buyer leads to real estate professional customers via an online software tool that is bundled with the offerings. Our traditional sales approach has been primarily limited to direct sales to real estate agents.

In 2008 we began to shift our business model from this original lead generation model toward offerings that combine software-as-a-service with access to advertising buying and lead generation services. These products feature a personalized website optimized to generate consumer response, a proprietary customer relationship management (“CRM”) tool for real estate agents that is integrated with the website, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

As we launched these new products, we also broadened our sales approach beyond real estate agents to also include brokerage companies, through sales to and marketing partnerships with leading real estate franchise networks. Most recently, we have begun to offer web self-service for our entry level products for real estate agents. Today, Market Leader’s customers include individual real estate agents, brokerage offices, and franchise networks.

We substantially enhanced our newer offerings in early 2011 with integration to a third-party transaction processing system and the addition of licensed marketing design center software. This created the first such integrated solution for real estate, according to Steve Murray, editor of REAL Trends, a leading source of analysis and information on the residential brokerage industry. The initial version of this significantly enhanced platform was configured to the requirements of Keller Williams Realty International (“Keller Williams”,) with whom we signed a five year technology agreement announced in January 2011. This agreement provides for minimum payments from Keller Williams totaling approximately $10 million through the initial five-year term, beginning in April 2011 and paid on a quarterly basis. We plan to offer versions of this software-as-a-service platform to the broader market later this year. Overall, software-as-a-service based products delivered 79% of our revenue in the second quarter of 2011.

We believe that our development of this comprehensive real estate marketing and business platform is particularly timely as industry leaders are expressing increasing interest in this type of solution. We believe our highly integrated platform approach provides us a significant competitive advantage because it delivers much more value and convenience than many products offered by other companies whose functionality is limited to a narrow segment.

We acquired, through incremental investment late in the third quarter of 2010, a controlling interest in ActiveRain Corporation (“ActiveRain”). ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing tools packaged as software-as-a-service offerings. ActiveRain serves a growing community of over 200,000 professionals in real estate and related businesses, making it the most popular real estate-specific blogging platform among Realtors surveyed in 2011. Our affiliation with ActiveRain provides access to a sizable and rapidly growing professional community that often has interest in products like those we offer.

In the first quarter of 2011, we acquired KWKLY, LLC (“kwkly”), a mobile software-as-a-service lead generation service used by some of the real estate industry’s largest and most prominent brokerage companies to successfully engage today’s tech-savvy home buyers and sellers. The kwkly service provides home buyers with real-time access to property information on their Web-enabled phones, while at the same time connecting real estate professional customers of kwkly with those home buyers. Our acquisition of kwkly expands the offerings that the Company can make available through its business and marketing platform for real estate professionals, and we expect to leverage this product more broadly into our customer base.

On August 1, 2011, we acquired Sharper Agent, LLC (“Sharper Agent”), for $1.75 million in cash plus assumed liabilities of approximately $0.4 million. Sharper Agent is a leading provider of online and print marketing suites with more than 30,000 real estate agent users across North America. For the year ended December 31, 2010, Sharper Agent had revenues of approximately $3.5 million and positive cash flow from operations, based on Sharper Agent’s unaudited financial statements for such period. We plan to add Sharper Agent’s robust marketing campaign, design, and print capabilities to premium product offerings in the upcoming months as a continued expansion of our business and marketing platform for real estate professionals.

Review of Second Quarter 2011

Market Leader’s second quarter 2011 revenue was 43% higher than the comparable quarter in the prior year, and represented the sixth sequential quarter of improved revenue. This revenue growth was driven by the strength of our software-as-a-service products, the addition of revenue for ActiveRain, as well as the effect of our first full quarter of contractual revenue from Keller Williams.

While revenue increased in the second quarter, our operating costs declined from first quarter. As a result, our second quarter net loss and EBITDA loss both declined significantly compared to first quarter.

Our longer term goal is to return the Company to profitable growth, and we believe that to do so requires continued investment in profitable customer acquisition to drive and sustain revenue growth. Customer acquisition costs will vary from quarter to quarter, depending on marketing initiatives and staffing levels, as well as expenses necessary to build and maintain sales and marketing channel partnerships with major franchise networks. These channel partnerships with franchise networks enable us to tap into their influence, credibility, and existing sales and marketing infrastructure to cost-effectively acquire high-value customers.

As a result of our ongoing customer acquisition efforts as well as our continued investment in technology to deliver new and enhanced product, we used cash in operations in the second quarter of 2011. We believe that the strategic value of investment in our business has been significantly enhanced by our introduction of innovative products and new sales channels. These benefits were exemplified by the agreement we entered into with Keller Williams, the nation’s second largest real estate franchisor, which represents the largest deal in Market Leader history. Our progress with this initiative helped drive significant revenue growth in the second quarter of 2011.

Major enhancements to our software platform continued early in the third quarter of 2011 as we launched Market Insider®, a valuable tool for real estate professionals to engage buyers and sellers with customized, up-to-date reports of home sales, trends, demographics, and side-by-side statistics on the areas served. Additionally, we acquired Sharper Agent that we expect will provide the marketing and design center product features to our premium offerings.

Results of Operations

Revenues

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues (in thousands)	$8,320	$5,815	$15,562	$11,611

Revenues increased 43% and 34% for the three and six month periods ended June 30, 2011 compared to the same periods in 2010. In the second quarter of 2011, we began recognizing the contractual revenue from our Keller Williams agreement, additionally we saw an increase in both customer count and average revenue per customer when compared to the second quarter of 2010, as revenue from our newer software-as-a-service based products offset attrition from our traditional products. In addition, ActiveRain contributed revenue of $0.7 million and $1.3 million for the three and six month periods ended June 30, 2011.

As indicated in the comparison presented under the heading “Quarterly Consolidated Statements of Income and Operational Data,” revenue in the second quarter of 2011increased 15% compared to the first quarter of 2011. On a sequential quarterly basis, we experienced a 6% increase in average revenue per customer partially offset by a slight decrease in average customer count. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics”.

Based upon our view of the business today, Market Leader expects its strong revenue growth to continue in the second half, despite what continues to be a sluggish real estate environment.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total sales and marketing expense (in thousands)	$6,710	$5,219	$14,143	$10,141

Total sales and marketing expense as a % of revenue	81%	90%	91%	87%

Sales and marketing expense increased for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, reflecting higher customer acquisition costs, increased advertising and lead generation costs and additional expenses related to the inclusion of ActiveRain beginning in the fourth quarter of 2010.

Higher customer acquisition costs in the second quarter of 2011 as compared with the same period in 2010 reflected increased staffing and marketing that was especially targeted toward broker customers and franchise network relationships. Customer acquisition costs declined in the second quarter of 2011 compared to the first quarter of 2011 due to decreased payroll related expenses as well as reduced expenses associated with a key franchise network initiative.

Advertising and lead generation costs increased at a slower rate than overall revenue. While our newer software-as-a-service based products have lead generation costs that are a higher percentage of revenue than our original lead generation products we have also added revenue from the consolidation of ActiveRain as well as contractual revenue from our Keller Williams agreement, neither of which have associated lead generation costs. Advertising efficiencies have improved two quarters in a row, reflecting operational improvements as well as benefits of seasonality.

Sales and marketing expense decreased 10% in the second quarter of 2011 compared to the first quarter of 2011, reflecting lower customer acquisition activities during the quarter, lower lead generation costs and lower customer support costs despite a record high volume of new users added to our platform. Sales and marketing costs as a percentage of revenue have declined for two sequential quarters.

While we may see some increase in sales and marketing expenses associated with initiatives in the second half of 2011, and seasonal increases in lead generation costs in the fourth quarter, we expect them to continue to be outpaced by revenue growth.

Technology and Product Development

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total technology and product development expense (in thousands)	$1,890	$1,303	$3,730	$2,668

Total technology and product development expense as a % of revenue	23%	22%	24%	23%

Technology and product development expense increased significantly for the three and six month periods ended June 30, 2011 compared to the same periods in 2010. The increase primarily reflected higher technology licensing costs to support the Keller Williams initiative. Personnel costs also increased related in part to delivery of the Keller Williams platform, as well as increased pace of product innovation.

Technology and product development expense increased slightly in the second quarter of 2011 when compared to the first quarter of 2011 primarily due to higher technology licensing costs to support the Keller Williams initiative.

For the remainder of 2011, we expect the level of technology and product development expenses to remain fairly consistent as we continue to enhance our software-as-a-service based products, but to decrease as a percentage of revenue as our revenue increases.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total general and administrative expense (in thousands)	$1,823	$1,357	$3,426	$3,070

Total general and administrative expense as a % of revenue	22%	23%	22%	26%

General and administrative expense for the three and six month periods ended June 30, 2011 increased when compared to the same periods in 2010, primarily due to the inclusion of ActiveRain, as well as increased professional fees.

General and administrative expenses increased in the second quarter of 2011 compared to the first quarter of 2011 due to increased recruiting and professional fees.

We expect quarterly general and administrative expenses to remain fairly consistent for the remainder of 2011, but to decrease as a percentage of revenue as our revenue increases.

Amortization of Acquired Intangible Assets

Amortization of intangible assets decreased for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, as certain intangible assets became fully amortized. This decrease was offset somewhat by the addition of amortization on newly acquired intangible assets related to the ActiveRain and kwkly acquisitions.

Interest Income and Expense, Net

Interest income decreased for the three and six month periods ended June 30, 2011 compared to the same periods in 2010 primarily due to interest income received on the $4.9 million income tax refund in 2010. Interest income also decreased for the three and six month periods ended June 30, 2011 due to decreased rates of return on investments and lower investment balances.

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

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the six quarters ended June 30, 2011. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	June 30, 2011	Mar 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands)
Operations Data:
Revenues	$8,320	$7,242	$6,844	$5,975	$5,815	$5,796
Expenses:
Sales and marketing	6,710	7,433	7,588	6,179	5,219	4,922
Technology and product development	1,890	1,840	1,288	1,402	1,303	1,365
General and administrative	1,823	1,603	1,449	1,401	1,357	1,713
Depreciation and amortization of property and equipment	646	611	593	646	619	664
Amortization of acquired intangible assets	262	262	334	480	479	479

Total expenses	11,331	11,749	11,252	10,108	8,977	9,143

Loss from operations	(3,011)	(4,507)	(4,408)	(4,133)	(3,162)	(3,347)
Equity in loss of unconsolidated subsidiary	—	—	—	(63)	(55)	(136)
Gain on valuation of investment in subsidiary	—	—	—	750	—	—
Interest income and expense, net	18	26	35	40	90	37

Loss before income tax	(2,993)	(4,481)	(4,373)	(3,406)	(3,127)	(3,446)
Income tax expense	3	3	3	3	1	3

Net loss	(2,996)	(4,484)	(4,376)	(3,409)	(3,128)	(3,449)
Net loss attributable to noncontrolling interest	(150)	(140)	(79)	—	—	—

Net loss attributable to Market Leader	$(2,846)	$(4,344)	$(4,297)	$(3,409)	$(3,128)	$(3,449)

Adjusted EBITDA	$(1,716)	$(3,271)	$(3,099)	$(2,531)	$(1,613)	$(1,708)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, equity in loss of unconsolidated subsidiary, gain on valuation of investment in subsidiary, net loss attributable to noncontrolling interest, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net loss attributable to Market Leader	$(2,846)	$(4,344)	$(4,297)	$(3,409)	$(3,128)	$(3,449)
Less: Interest income, net	(18)	(26)	(35)	(40)	(90)	(37)
Gain on valuation of investment in subsidiary	—	—	—	(750)	—	—
Add:
Net loss attributable to noncontrolling interest	(150)	(140)	(79)	—	—	—
Equity in loss of unconsolidated subsidiary	—	—	—	63	55	136
Depreciation and amortization of property and equipment	646	611	593	646	619	664
Amortization of intangible assets	262	262	334	480	479	479
Stock-based compensation	387	363	382	476	451	496
Income tax expense	3	3	3	3	1	3

Adjusted EBITDA	$(1,716)	$(3,271)	$(3,099)	$(2,531)	$(1,613)	$(1,708)

Key Operational Metrics

The following table presents key operational data and metrics for the six quarters ended June 30, 2011 in a manner consistent with past practice. As our business has evolved over the past quarters, these metrics have become less meaningful and management expects to change, add or modify existing metrics in coming quarters to better reflect our broader product offering and our more diverse customer base.

	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$6,762	$6,460	$6,122	$5,965	$5,809	$5,784
Other revenues (2)	1,558	782	722	10	6	12

Total revenues	$5,815	$7,242	$6,844	$5,975	$5,815	$5,796
Real estate professional customers, end of period (3)	8,320	5,465	5,430	5,359	5,229	5,316
Average monthly retention rate (4)	94.6%	94.4%	93.8%	94.4%	94.1%	94.9%
Average real estate professional customers in the quarter (5)	5,397	5,448	5,395	5,294	5,273	5,338
Average monthly revenue per customer (6)	$418	$395	$378	$376	$367	$361

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our RealtyGenerator, Team Leader, Growth Leader, HouseValues, JustListed and Market Leader CRM products.
(2)	Other revenues consist primarily of ActiveRain revenues, contractual revenue from Keller Williams, and other miscellaneous revenue streams.
(3)	Real estate professional customers consist of real estate agents subscribing to our Growth Leader, Team Leader, HouseValues, JustListed and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product.

(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter.

At the end of the second quarter of 2011, we had 5,328 customers. On a sequential quarter basis, our customer count decreased by 137 during the second quarter of 2011, compared to an increase of 35 customers in the first quarter of 2011.

Our software-as-a-service based products that represent over three-quarters of our revenue and customer base generate higher revenue per customer than our traditional products. This was the primary driver of increased average monthly revenue per customer in the second quarter of 2011 compared to the first quarter of 2011. The second quarter average revenue per customer was the highest rate achieved in nineteen quarters. Average revenue per customer will fluctuate from quarter to quarter based on customer and product mix, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Our average monthly customer retention rate was 94.6% for the second quarter of 2011, among the highest retention rates of the past eighteen directly comparable quarters. Our customer retention rate will fluctuate from quarter to quarter and continued uncertainty in the real estate market could contribute to fluctuations in our customer retention rate.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At June 30, 2011, our cash, cash equivalents and short-term investments totaled $37.8 million as compared to $41.0 million at March 31, 2011.

Liquidity and security of principal continue to be core to our investment strategy, which has resulted in significantly lower rates of return. As of June 30, 2011, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Six months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash (used in) from operating activities	$(5,662)	$1,721
Cash used in investing activities	(2,743)	(14,146)
Cash used in financing activities	(23)	(174)

Operating Activities

Net cash used in operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation and the effects of changes in working capital. We used $5.7 million in cash from operations during the first six months of 2011, an increase of $7.4 million compared to the same period in 2010. The increase was primarily due to the 2010 receipt of an income tax refund for $4.9 million and an increase in our net loss.

Investing Activities

Cash used in investing activities for the first six months of 2011 was $2.7 million compared to $14.1 million for the same period in 2010. During the first six months of 2011, we made net purchases of short-term investments of $0.9 million compared to net purchases of $13.1 million in the same period in 2010. In addition we used cash in the first six months of 2011 in the acquisition of kwkly of $0.8 million.

Financing Activities

Cash used in financing activities during the first six months of 2011 decreased when compared to the same period in 2010, primarily due to a reduction in minimum taxes due upon vesting of restricted stock.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the second quarter of 2011. At June 30, 2011, 928,043 shares remain available for purchase under the share repurchase program.

During the second quarter of 2011, an aggregate of 7,702 shares of our common stock were tendered in satisfaction of employees’ minimum income tax withholdings upon the vesting of restricted stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of June 30, 2011, we invested in money market funds that hold U.S. Treasury securities with short-term weighted average duration, as well as U.S. Treasury securities and FDIC-insured certificates of deposit with terms of one year or less. A hypothetical 10% increase/decrease in interest rates would not significantly increase/decrease our annual interest income and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 6.	Exhibits

Exhibit Number	Description of Document
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited), (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/S/ JACQUELINE DAVIDSON
Jacqueline Davidson
Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: August 5, 2011