Form 10-Q/A
period 2011-06-30
Market Leader, Inc.
filed 2011-08-12
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Market Leader, Inc.

FORM 10-Q

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of Market Leader, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2011 (the “Original Quarterly Report”). This Amendment amends the disclosure in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Operational Metrics” to correct clerical errors in certain data presented in the table set forth in that section. Except for such corrections, this Amendment does not modify or update any other disclosures presented in the Original Quarterly Report.

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

	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$6,762	$6,460	$6,122	$5,965	$5,809	$5,784
Other revenues (2)	1,558	782	722	10	6	12

Total revenues	$8,320	$7,242	$6,844	$5,975	$5,815	$5,796
Real estate professional customers, end of period (3)	5,328	5,465	5,430	5,359	5,229	5,316
Average monthly retention rate (4)	94.6%	94.4%	93.8%	94.4%	94.1%	94.9%
Average real estate professional customers in the quarter (5)	5,397	5,448	5,395	5,294	5,273	5,338
Average monthly revenue per customer (6)	$418	$395	$378	$376	$367	$361

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our RealtyGenerator, Team Leader, Growth Leader, HouseValues, JustListed and Market Leader CRM products.
(2)	Other revenues consist primarily of ActiveRain revenues, contractual revenue from Keller Williams, and other miscellaneous revenue streams.
(3)	Real estate professional customers consist of real estate agents subscribing to our Growth Leader, Team Leader, HouseValues, JustListed and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product.

(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter.

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

Date: August 12, 2011