Form 10-Q
period 2011-09-30
Market Leader, Inc.
filed 2011-11-14
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

As of November 7, 2011, there were outstanding 25,383,094 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$8,979	$5,975	$24,541	$17,586
Expenses:
Sales and marketing (1)	6,984	6,179	21,127	16,320
Technology and product development (1)	2,199	1,402	5,929	4,070
General and administrative (1)	1,657	1,401	5,083	4,471
Depreciation and amortization of property and equipment (2)	655	646	1,912	1,929
Amortization of acquired intangible assets	374	480	898	1,438
Loss on asset disposition	174	—	174	—

Total expenses	12,043	10,108	35,123	28,228

Loss from operations	(3,064)	(4,133)	(10,582)	(10,642)
Equity in loss of unconsolidated subsidiary	—	(63)	—	(254)
Gain on valuation of investment in subsidiary	—	750	—	750
Interest income and expense, net	15	40	59	167

Loss before income tax expense	(3,049)	(3,406)	(10,523)	(9,979)
Income tax expense	3	3	9	7

Net loss	(3,052)	(3,409)	(10,532)	(9,986)
Net loss attributable to noncontrolling interest	(91)	—	(381)	—

Net loss attributable to Market Leader	(2,961)	(3,409)	(10,151)	(9,986)

Net loss per share—basic and diluted	$(0.12)	$(0.14)	$(0.40)	$(0.41)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2011	2010	2011	2010
Sales and marketing	$145	$128	$471	$372
Technology and product development	52	62	140	163
General and administrative	140	286	476	888

	$337	$476	$1,087	$1,423

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2011	2010	2011	2010
Technology and product development	$605	$592	$1,749	$1,730
General and administrative	50	54	163	199

	$655	$646	$1,912	$1,929

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,184	$16,687
Short-term investments	22,476	28,628
Trade accounts receivable, net of allowance of $10 and $12, respectively	733	30
Prepaid expenses and other current assets	1,488	1,249

Total current assets	27,881	46,594
Property and equipment, net of accumulated depreciation of $18,562 and $17,047, respectively	4,078	3,856
Acquired intangible assets, net of accumulated amortization of $9,097 and $8,199, respectively	11,652	2,326
Goodwill	1,861	954

Total assets	$45,472	$53,730

Liabilities, Shareholders’ Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$1,019	$1,157
Accrued compensation and benefits	2,590	1,809
Accrued expenses and other current liabilities	1,123	1,175
Deferred rent, current portion	230	214
Deferred revenue	846	517

Total current liabilities	5,808	4,872
Deferred rent, less current portion	327	527

Total liabilities	6,135	5,399
Shareholders’ equity and noncontrolling interest:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,366,412 and 24,873,120 shares at September 30, 2011 and December 31, 2010, respectively	73,427	71,889
Accumulated deficit	(34,861)	(24,710)

Total Market Leader, Inc. shareholders’ equity	38,566	47,179

Noncontrolling interest in subsidiary	771	1,152

Total shareholders’ equity and noncontrolling interest	39,337	48,331

Total liabilities, shareholders’ equity and noncontrolling interest	$45,472	$53,730

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Noncontrolling Interest In Subsidiary	Total Share- holders’ Equity and Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2010	24,873,120	$71,889	$(24,710)	$1,152	$48,331
Proceeds from exercises of stock options	377,315	14	—	—	14
Stock-based compensation	—	1,161	—	—	1,161
Payment of taxes due upon vesting of restricted stock	(106,245)	(235)	—	—	(235)
Shares issued for acquisition of kwkly	222,222	400	—	—	400
Stock options issued for acquisition of kwkly	—	198	—	—	198
Net loss	—	—	(10,151)	(381)	(10,532)

Balance at September 30, 2011	25,366,412	$73,427	$(34,861)	$771	$39,337

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,532)	$(9,986)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,912	1,929
Amortization of acquired intangible assets	898	1,438
Non-cash stock-based compensation expense	1,087	1,423
Gain on valuation of investment in subsidiary	—	(750)
Loss on asset disposition	174	—
Equity in loss of unconsolidated subsidiary	—	254
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(567)	16
Income taxes receivable	(2)	4,916
Prepaid expenses and other current assets	(229)	81
Accounts payable	(155)	86
Accrued compensation and benefits	711	91
Accrued expenses and other current liabilities	(268)	260
Deferred rent	(184)	(157)
Deferred revenue	329	28

Net cash used in operating activities	(6,826)	(371)

Cash flows from investing activities:
Purchases of short-term investments	(20,329)	(30,876)
Sales and maturities of short-term investments	26,404	29,800
Purchases of property and equipment	(1,875)	(1,454)
Cash paid for acquisition of RealEstate.com	(8,250)	—
Acquisition of SharperAgent, net of cash acquired	(1,656)	—
Cash paid for acquisition of kwkly	(750)	—
Acquisition of controlling interest in ActiveRain, net of cash acquired	—	(394)

Net cash used in investing activities	(6,456)	(2,924)

Cash flows from financing activities:
Payment of taxes due upon vesting of restricted stock	(235)	(324)
Proceeds from exercises of stock options	14	29

Net cash used in financing activities	(221)	(295)

Net decrease in cash and cash equivalents	(13,503)	(3,590)
Cash and cash equivalents at beginning of period	16,687	25,434

Cash and cash equivalents at end of period	$3,184	$21,844

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, Inc. (the “Company”) provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999. Our product offerings combine software-as-a-service with access to advertising buying and lead generation services. These products feature a personalized website optimized to generate consumer response, a proprietary customer relationship management (“CRM”) tool for real estate agents that is integrated with the website, a marketing and design center, and industry-leading advertising buying and lead generation services to help real estate professionals attract new clients and promote themselves throughout their community.

Our customers are real estate agents, brokerage companies and, through sales and marketing partnerships, real estate franchise networks.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full year.

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

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized on a gross basis because for the services we provide to our customers, we are the primary obligor, have latitude in establishing price, and have discretion in supplier selection. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period. We provide software-as-a-service based products, where the customer does not have the contractual right to take possession of the software during the subscription period, and therefore software revenue recognition guidance is not applicable.

We recognize revenue for our arrangements with multiple elements by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered item(s) have value to the customer on a stand-alone basis; and (2) if the arrangement includes a right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) that is probable and within our control. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting. If the criteria for separation are met resulting in two or more units of accounting, we use the relative selling price method to allocate arrangement consideration to the individual units of accounting, subject to a limitation that the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

Concentration of risk

As of September 30, 2011, one customer accounted for 87% of the Company’s total accounts receivable balance. As of December 31, 2010, no customer accounted for more than 10% of the total consolidated accounts receivable balance.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $2,091 and $15,151 in Money Market Funds as of September 30, 2011 and December 31, 2010 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Equity

On September 15, 2011, the Company’s Compensation Committee approved a new grant template under the 2004 Equity Incentive Plan (the 2004 Plan) to allow the form of awards to be stock appreciation rights, in addition to the restricted stock units and stock options previously approved.

Commitments and Contingencies

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the consolidated balance sheets or statement of operations.

Accounting Pronouncements Issued Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Intangibles – Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Note 2: Acquisitions

RealEstate.com Acquisition

On September 16, 2011 we acquired the assets of RealEstate.com for $8.25 million in cash. RealEstate.com provides real estate information, tools, and advice to consumers seeking to buy or sell homes. Our acquisition of the RealEstate.com assets allows us to leverage the strong domain name and traffic to generate leads that we can provide to our existing customer base.

The transaction was accounted for as a business combination, and accordingly, all of the assets of RealEstate.com were measured at fair value on the acquisition date. The following table summarizes the consideration paid for the identifiable assets acquired and their respective weighted average lives:

	Amount	Weighted Average Life
Trademarks/Domain Names	$7,051	5.0 years
Developed technology	1,199	3.0 years

	$8,250	4.7 years

These fair values were based on estimates as of the closing date of the acquisition. We used the income approach to value the identified intangible assets. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of the developed technology was based on the cost- to- recreate method. Certain items including valuation reports are expected to be finalized later in the fourth quarter.

SharperAgent Acquisition

On August 1, 2011, we acquired SharperAgent, LLC (“SharperAgent”), for $1.74 million in cash plus assumed liabilities. SharperAgent is a leading provider of online and print marketing suites to the real estate industry with more than 30,000 real estate agent users across North America. Our acquisition of SharperAgent allows us to integrate SharperAgent’s marketing campaign, design, and print capabilities with our premium product offerings as a continued expansion of our business and marketing platform for real estate professionals.

The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of SharperAgent were measured at fair value on the acquisition date. The following tables summarize the consideration paid for SharperAgent and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Cash Paid	$1,737
Less: Total identifiable net assets	(1,608)

Total Goodwill	$129

Cash	81
Trade Receivables	136
Property and Equipment	277
Identifiable intangible assets	1,403
Other assets	16
Trade payables and other liabilities	(305)

Total identifiable net assets	$1,608

The intangible assets acquired and their respective weighted average lives are as follows:

	Amount	Weighted Average Life
Developed technology	$1,078	3.0 years
Customer base	325	3.0 years

	$1,403	3.0 years

These fair values were based on estimates as of the closing date of the acquisition. We used the income approach to value the identified intangible assets. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of the developed technology was based on the relief-from-royalty method and the existing customer relationships were valued using the discounted cash flow method.

Goodwill of $129 primarily consists of the benefit of acquiring new expertise and enhanced service offerings that we can leverage into both our existing customer base and in acquiring new customers. The goodwill recognized is expected to be deductible for income tax purposes. Certain items including valuation reports are expected to be finalized later in the fourth quarter.

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

The transaction was accounted for as a business combination, and accordingly, all of the assets of kwkly were measured at fair value on the acquisition date.

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

For comparability purposes, the following table presents our unaudited pro forma revenue and earnings (loss) for the nine month periods ended September 30, 2010 and 2011 had the RealEstate.com, SharperAgent, ActiveRain and kwkly acquisitions occurred on January 1, 2010:

	Unaudited Nine months ended September 30,
	2011	2010
Revenues	$27,544	$23,903

Net loss attributable to Market Leader	$(18,336)	$(13,425)

Included in the 2011 pro forma net loss is a $5 million asset impairment loss associated with RealEstate.com.

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

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(2,961)	$(3,409)	$(10,151)	$(9,986)
Weighted average common shares outstanding	25,273	24,678	25,169	24,606
Dilutive effect of equity-based awards	—	—	—	—

Diluted shares	25,273	24,678	25,169	24,606

Net loss per share—basic and diluted	$(0.12)	$(0.14)	$(0.40)	$(0.41)

Antidilutive equity-based awards	6,603	5,555	6,603	5,555

Unvested restricted stock units	657	846	657	846

Note 4: Cash, Cash Equivalents and Short-Term Investments

At September 30, 2011, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,093	$—	$1,093
Money market account	2,091	—	2,091

Cash and cash equivalents	$3,184	$—	$3,184

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$16,275	$4	$16,279
Certificate of Deposit	6,201	6	6,207

Short-Term investments	$22,476	$10	$22,486

At December 31, 2010, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,536	$—	$1,536
Money market account	15,151	—	15,151

Cash and cash equivalents	$16,687	$—	$16,687

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$19,481	$4	$19,485
Certificate of Deposit	9,147	18	9,165

Short-Term investments	$28,628	$22	$28,650

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

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 5: Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2011	2010
Cash paid (received) during the period for income taxes	$7	$(4,919)
Non-cash investing and financing activities:
Increase in payables for property and equipment	$3	$31
Equity issued in acquisition of kwkly	$598	$—

Note 6: Subsequent Event

ActiveRain Noncontrolling Interest

On October 31, 2011 we acquired an additional 45% of the outstanding voting stock of ActiveRain Corporation (“ActiveRain”) for $446. As a result of this transaction, the Company’s ownership interest in ActiveRain increased to 96%. The difference between the sellers’ recorded noncontrolling interest balance and the cash paid will be recorded in paid-in-capital as we had already obtained a controlling interest in ActiveRain as a result of our September 27, 2010 acquisition described in Note 2.

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

Overview

Our Business

Market Leader, Inc. (the “Company”) provides real estate professionals with the tools and services they need to manage and grow their real estate businesses. We have been an innovator of internet-based marketing services for real estate professionals since the Company’s inception in 1999. Our traditional lead generation products deliver home seller or buyer leads to real estate professional customers via an online software tool that is bundled with the offerings. Our traditional sales approach has been primarily limited to direct sales to real estate agents.

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

As we launched these new products, we also broadened our sales approach beyond real estate agents to also include brokerage companies, through sales to and marketing partnerships with leading real estate franchise networks. Most recently, we have begun to offer web self-service for our entry level products for real estate agents. Today, Market Leader’s customers include individual real estate agents, brokerage offices, and franchise networks. Our software-as-a-service based products have grown to represent 80% of third quarter revenue. Market Leader has achieved seven quarters of renewed revenue growth on the strength of these newer products and sales channels.

We substantially enhanced our newer offerings in early 2011 with integration to a third-party transaction processing system and the addition of licensed marketing design center software. This created the first such integrated solution for real estate, according to Steve Murray, editor of REAL Trends, a leading source of analysis and information on the residential brokerage industry. The initial version of this significantly enhanced platform was configured to the requirements of Keller Williams Realty International (“Keller Williams,”) with whom we signed a five year technology agreement announced in January 2011. This agreement provides for minimum payments from Keller Williams totaling approximately $10 million through the initial five-year term, beginning in April 2011 and paid on a quarterly basis. Under the agreement, Market Leader made its technology available to every Keller Williams agent and brokerage in the second quarter, and the vast majority of them have already activated this base level product. We believe this rapid and broad adoption has exceeded expectations.

While the minimum payments under the Keller Williams agreement represented the largest deal in Market Leader history, the company perceives the potential upside from offering premium upgrades to this installed base to be considerably greater. A promotion targeting this potential resulted in nearly three thousand new customer additions in the third quarter of 2011, which was the greatest level of quarterly customer additions in five years. This strong level of premium product penetration this early in the multi-year agreement has increased our confidence that the upside revenue derived from this initiative will be significant. We plan to offer versions of this software-as-a-service platform to the broader market later this year.

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

We acquired, through incremental investment late in the third quarter of 2010, a controlling interest in ActiveRain Corporation (“ActiveRain”), and we subsequently increased that to 96% ownership early in the fourth quarter of 2011. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing tools packaged as software-as-a-service offerings. ActiveRain serves a growing community of over 200,000 professionals in real estate and related businesses, making it the most popular real estate-specific blogging platform among Realtors surveyed in 2011. Our affiliation with ActiveRain provides access to a sizable and rapidly growing professional community that often has interest in products like those we offer.

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

Review of Third Quarter 2011

Market Leader’s third quarter 2011 revenue was 50% higher than the comparable quarter in the prior year, and represented the seventh sequential quarter of improved revenue. This revenue growth was driven by the strength of our software-as-a-service products, the addition of revenue for ActiveRain and SharperAgent, as well as the effect of our contractual revenue from Keller Williams.

Our longer term goal is to return the Company to profitable growth, and we believe that to do so requires continued investment in profitable customer acquisition to drive and sustain revenue growth. We have demonstrated our commitment to this goal through our acquisition of the RealEstate.com assets which we expect will result in a reduction in lead generation costs. Customer acquisition costs will vary from quarter to quarter, depending on marketing initiatives and staffing levels, as well as expenses necessary to build and maintain sales and marketing channel partnerships with major franchise networks. These channel partnerships with franchise networks enable us to tap into their influence, credibility, and existing sales and marketing infrastructure to cost effectively acquire high-value customers.

As a result of our ongoing customer acquisition efforts as well as our continued investment in technology to deliver new and enhanced products, we used cash in operations in the third quarter of 2011. We believe that the strategic value of investment in our business has been significantly enhanced by our introduction of innovative products and new sales channels. These benefits were exemplified by the agreement we entered into with Keller Williams, the nation’s second largest real estate franchisor, which represents the largest deal in Market Leader history. Our progress with this initiative helped drive revenue growth in the third quarter of 2011.

Major enhancements to our software platform continued in the third quarter of 2011 as we launched Market Insider®, a valuable tool for real estate professionals to engage buyers and sellers with customized, up-to-date reports of home sales, trends, demographics, and side-by-side statistics on the areas served. Additionally, we acquired SharperAgent to enable us to integrate its marketing and design center product features with our premium offerings.

On August 1, 2011, we acquired SharperAgent, LLC (“SharperAgent”) for $1.74 million in cash plus assumed liabilities. SharperAgent is a leading provider of online and print marketing suites with more than 30,000 real estate agent users across North America. For the year ended December 31, 2010, SharperAgent had revenues of approximately $3.5 million and positive cash flow from operations, based on SharperAgent’s unaudited financial statements for such period. We plan to add SharperAgent’s marketing campaign, design, and print capabilities to premium product offerings in the upcoming months as a continued expansion of our business and marketing platform for real estate professionals.

On September 16, 2011, we acquired the assets of RealEstate.com for $8.25 million in cash. The acquired assets include trademarks and approximately 400 domain names, including RealEstate.com; software related to consumer web services; information, as well as contracts and content necessary to operate the RealEstate.com website. We intend to utilize the leads generated on RealEstate.com sites to reduce lead generation expense, and we project that these savings will result in a payback on our investment in three years or less. We expect to begin to see the reduced lead generation costs from RealEstate.com in the first quarter of 2012. We also believe we will be able to generate new revenue streams over time.

Results of Operations

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues (in thousands)	$8,979	$5,975	$24,541	$17,586

Revenues increased 50% and 40% for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. In the third quarter of 2011, we continued recognizing the contractual revenue from our Keller Williams agreement, and we saw our continued progress with the Keller Williams initiative through the high number of upgrades to our premium product. In addition, for the three and nine month periods ended September 30, 2011 ActiveRain contributed revenue of $0.7 million and $2.0 million respectively, while SharperAgent contributed revenue of $0.4.

Revenue in the third quarter of 2011increased 8% compared to the second quarter of 2011. This revenue growth was driven by the initial contribution from SharperAgent, as well as strong adoption of our premium agent and broker products by Keller Williams professionals. More information about the sequential change in revenue and customers is included under the heading “Key Operational Metrics”.

Based upon our view of the business today, we expect revenue growth to continue in the fourth quarter of 2011, despite what continues to be a sluggish real estate environment.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total sales and marketing expense (in thousands)	$6,984	$6,179	$21,127	$16,320

Total sales and marketing expense as a % of revenue	78%	103%	86%	93%

Sales and marketing expense increased for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, reflecting higher customer acquisition costs and customer support costs related to the inclusion of SharperAgent beginning in the third quarter of 2011 and ActiveRain beginning in the fourth quarter of 2010. In addition, higher customer acquisition and customer support costs reflected increased staffing and marketing that was especially targeted toward franchise network relationships.

Lead generation costs decreased in the third quarter of 2011 compared to the same period in 2010. Lead generation costs for the nine month period ended September 30, 2011 increased slightly when compared to the same period in 2010 but decreased as a percentage of revenue. Advertising efficiencies have improved three quarters in a row, reflecting operational improvements. In addition, we have added revenue from ActiveRain, SharperAgent as well as contractual revenue from our Keller Williams agreement, none of which have associated lead generation costs.

Sales and marketing expense increased 4% in the third quarter of 2011 compared to the second quarter of 2011, reflecting increased payroll related expenses in part from the SharperAgent acquisition and higher customer acquisition activities during the quarter, offset in part by the decrease in lead generation costs. Sales and marketing costs as a percentage of revenue have declined for three sequential quarters.

We may see some increase in sales and marketing expenses associated with initiatives in the fourth quarter of 2011, including seasonal increases in lead generation costs.

Technology and Product Development

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total technology and product development expense (in thousands)	$2,199	$1,402	$5,929	$4,070

Total technology and product development expense as a % of revenue	24%	23%	24%	23%

Technology and product development expense increased for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. The increase primarily reflected higher technology licensing costs to support the Keller Williams initiative. Personnel costs also increased due to the SharperAgent acquisition and in part to increased headcount to support the delivery of the Keller Williams platform as well as an increased pace of product innovation.

Technology and product development expense increased in the third quarter of 2011 when compared to the second quarter of 2011 primarily due to higher technology licensing costs to support additional product enhancements.

For the remainder of 2011, we expect the level of technology and product development expenses to remain fairly consistent as we continue to enhance our software-as-a-service based products, but to decrease as a percentage of revenue as our revenue increases.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total general and administrative expense (in thousands)	$1,657	$1,401	$5,083	$4,471

Total general and administrative expense as a % of revenue	18%	23%	21%	25%

General and administrative expense for the three and nine month periods ended September 30, 2011 increased when compared to the same periods in 2010, primarily due to the inclusion of ActiveRain and SharperAgent, and to a lesser extent due to increased professional fees.

General and administrative expenses decreased in the third quarter of 2011 compared to the second quarter of 2011 due to reduced payroll related costs at ActiveRain and decreased recruiting and professional fees.

We expect quarterly general and administrative expenses to remain fairly consistent for the fourth quarter of 2011, but to decrease as a percentage of revenue as our revenue increases.

Amortization of Acquired Intangible Assets

Amortization of intangible assets decreased for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, as certain intangible assets became fully amortized. This decrease was offset somewhat by the addition of amortization on newly acquired intangible assets related to the RealEstate.com, SharperAgent, ActiveRain and kwkly acquisitions.

Amortization of intangible assets increased in the third quarter of 2011 compared to the second quarter of 2011 due to the addition of amortization on newly acquired intangible assets related to the RealEstate.com and SharperAgent acquisitions.

Loss on Disposition of Asset

We had a loss on an asset disposition in the third quarter of 2011 of $174k as we elected to abandon previously capitalized software.

Interest Income and Expense, Net

Interest income decreased for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 primarily due to interest income received on the $4.9 million income tax refund in 2010. Interest income also decreased for the three and nine month periods ended September 30, 2011 due to decreased rates of return on investments and lower investment balances.

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

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the seven quarters ended September 30, 2011. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands)
Operations Data:
Revenues	$8,979	$8,320	$7,242	$6,844	$5,975	$5,815	$5,796
Expenses:
Sales and marketing	6,984	6,710	7,433	7,588	6,179	5,219	4,922
Technology and product development	2,199	1,890	1,840	1,288	1,402	1,303	1,365
General and administrative	1,657	1,823	1,603	1,449	1,401	1,357	1,713
Depreciation and amortization of property and equipment	655	646	611	593	646	619	664
Amortization of acquired intangible assets	374	262	262	334	480	479	479
Loss on asset disposition	174	—	—	—	—	—	—

Total expenses	12,043	11,331	11,749	11,252	10,108	8,977	9,143

Loss from operations	(3,064)	(3,011)	(4,507)	(4,408)	(4,133)	(3,162)	(3,347)
Equity in loss of unconsolidated subsidiary	—	—	—	—	(63)	(55)	(136)
Gain on valuation of investment in subsidiary	—	—	—	—	750	—	—
Interest income and expense, net	15	18	26	35	40	90	37

Loss before income tax	(3,049)	(2,993)	(4,481)	(4,373)	(3,406)	(3,127)	(3,446)
Income tax expense	3	3	3	3	3	1	3

Net loss	(3,052)	(2,996)	(4,484)	(4,376)	(3,409)	(3,128)	(3,449)
Net loss attributable to noncontrolling interest	(91)	(150)	(140)	(79)	—	—	—

Net loss attributable to Market Leader	$(2,961)	$(2,846)	$(4,344)	$(4,297)	$(3,409)	$(3,128)	$(3,449)

Adjusted EBITDA	$(1,524)	$(1,716)	$(3,271)	$(3,099)	$(2,531)	$(1,613)	$(1,708)

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

	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net loss attributable to Market Leader	$(2,961)	$(2,846)	$(4,344)	$(4,297)	$(3,409)	$(3,128)	$(3,449)
Less: Interest income, net	(15)	(18)	(26)	(35)	(40)	(90)	(37)
Gain on valuation of investment in subsidiary	—	—	—	—	(750)	—	—
Add:
Net loss attributable to noncontrolling interest	(91)	(150)	(140)	(79)	—	—	—
Equity in loss of unconsolidated subsidiary	—	—	—	—	63	55	136
Loss on asset disposition	174	—	—	—	—	—	—
Depreciation and amortization of property and equipment	655	646	611	593	646	619	664
Amortization of intangible assets	374	262	262	334	480	479	479
Stock-based compensation	337	387	363	382	476	451	496
Income tax expense	3	3	3	3	3	1	3

Adjusted EBITDA	$(1,524)	$(1,716)	$(3,271)	$(3,099)	$(2,531)	$(1,613)	$(1,708)

Key Operational Metrics

The following table presents key operational data and metrics for the seven quarters ended September 30, 2011 in a manner consistent with past practice. As our business has evolved over the past quarters, these metrics have become less meaningful and management expects to change, add or modify existing metrics in coming quarters to better reflect our broader product offering and our more diverse customer base.

	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Operational Data:
Components of revenue (in thousands):
Real estate professional revenues (1)	$6,921	$6,762	$6,460	$6,122	$5,965	$5,809	$5,784
Other revenues (2)	2,058	1,558	782	722	10	6	12

Total revenues	$8,979	$8,320	$7,242	$6,844	$5,975	$5,815	$5,796
Real estate professional customers, end of period (3)	7,680	5,328	5,465	5,430	5,359	5,229	5,316
Average monthly retention rate (4)	93.9%	94.6%	94.4%	93.8%	94.4%	94.1%	94.9%
Average real estate professional customers in the quarter (5)	6,504	5,397	5,448	5,395	5,294	5,273	5,338
Average monthly revenue per customer (6)	$355	$418	$395	$378	$376	$367	$361

(1)	Real estate professional revenues consist of all revenue generated from our real estate professional customers, primarily for our RealtyGenerator, Team Leader, Growth Leader, HouseValues, JustListed and Market Leader CRM products.
(2)	Other revenues consist primarily of revenue from ActiveRain, SharperAgent, contractual revenue from Keller Williams, and other miscellaneous revenue streams.

(3)	Real estate professional customers consist of real estate agents subscribing to our Growth Leader, Team Leader, HouseValues, JustListed and Market Leader CRM products and real estate brokers subscribing to our RealtyGenerator product.
(4)	One minus our average monthly churn rate equates to our average monthly retention rate. Average monthly customer churn is calculated by dividing the number of customers who canceled during the quarter by the average customers in the quarter, divided by the number of months in the quarter. Other companies may calculate churn and retention differently, and their churn and retention data may not be directly comparable to ours.
(5)	Average real estate professional customers in the quarter are calculated as the average of customers at the beginning and at the end of the quarter.
(6)	Average monthly revenue per customer is calculated as real estate professional revenue for the quarter divided by the average number of customers in the quarter.

At the end of the third quarter of 2011, we had 7,680 customers. On a sequential quarter basis, our customer count increased by 2,352 during the third quarter of 2011, compared to a decrease of 137 customers in the second quarter of 2011. The large increase in customers is driven by the continued success of our Keller Williams initiative as subscribers upgraded to our premium agent product. The significant increase in these agent customers drove a lower average monthly revenue per customer in the third quarter of 2011 compared to the second quarter of 2011.

Average revenue per customer will fluctuate from quarter to quarter based on customer and product mix, pricing adjustments we may make in response to the market conditions, the demand for existing services and the acceptance of new product offerings.

Our average monthly customer retention rate was 93.9% for the third quarter of 2011 compared to 94.6% for the second quarter of 2011. Our customer retention rate will fluctuate from quarter to quarter and continued uncertainty in the real estate market could contribute to fluctuations in our customer retention rate.

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At September 30, 2011, our cash, cash equivalents and short-term investments totaled $25.7 million as compared to $37.8 million at June 30, 2011.

Liquidity and security of principal continue to be core to our investment strategy, which has resulted in significantly lower rates of return. As of September 30, 2011, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Nine months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash used in operating activities	$(6,826)	$(371)
Cash used in investing activities	(6,456)	(2,924)
Cash used in financing activities	(221)	(295)

Operating Activities

Net cash used in operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation and the effects of changes in working capital. We used $6.8 million in cash from operations during the first nine months of 2011, an increase of $6.4 million compared to the same period in 2010. The increase was primarily due to the 2010 receipt of an income tax refund for $4.9 million and an increase in our net loss.

Investing Activities

Cash used in investing activities for the first nine months of 2011 was $6.5 million compared to $2.9 million for the same period in 2010. During the first nine months of 2011, we used cash in the acquisitions of RealEstate.com of $8.3 million, SharperAgent of $1.7 million, and kwkly of $0.8 million. This was offset by cash provided by net sales and maturities of our short term investments of $6.1 million during the first nine months of 2011 compared to net purchases of $1.1 million for the same period in 2010.

Financing Activities

Cash used in financing activities during the first nine months of 2011 decreased when compared to the same period in 2010, primarily due to a reduction in minimum taxes due upon vesting of restricted stock.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the third quarter of 2011. At September 30, 2011, 928,043 shares remain available for purchase under the share repurchase program.

During the third quarter of 2011, an aggregate of 90,782 shares of our common stock were tendered in satisfaction of employees’ minimum income tax withholdings upon the vesting of restricted stock.

Accounting Pronouncements Issued Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Intangibles – Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of September 30, 2011, we invested in money market funds that hold U.S. Treasury securities with short-term weighted average duration, as well as U.S. Treasury securities and FDIC-insured certificates of deposit with terms of one year or less. A hypothetical 10% increase/decrease in interest rates would not significantly increase/decrease our annual interest income and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1+	Form of Stock Appreciation Right Grant Notice/Agreement under the HouseValues, Inc 2004 Equity Incentive Plan

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited), (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/S/ JACQUELINE DAVIDSON
Jacqueline Davidson
Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: November 14, 2011