Form 10-K
period 2011-12-31
Market Leader, Inc.
filed 2012-03-19
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐                                 Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2011 as reported on The Nasdaq Global Select Market was approximately $46,906,000.

As of March 9, 2012, there were outstanding 25,453,970 shares of the registrant’s common stock which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Market Leader, Inc.’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

Our Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements relating to our anticipated plans, products, services, and financial performance. Other than statements of historical fact, all statements made in this Annual Report on Form 10-K are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position (including our revenue and expense expectations in 2012 and our liquidity expectations), and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. The words “will,” “should,” “plan,” “estimate,” “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the company’s actual results include its ability to retain and increase its customer base, to continue to grow revenues, to continue to maintain current customer retention levels, to respond to competitive threats and real estate market conditions, to reduce advertising expenses, to achieve payback on its investment in RealEstate.com in three years or less, to develop new products, to develop new revenue sources from its RealEstate.com assets, and expand into new lines of business and other matters discussed in “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. The forward-looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any of these statements to reflect events or circumstances after the date hereof.

Unless the context requires otherwise, the terms “Market Leader,” the “Company,” “we,” “us” and “our” refer to Market Leader, Inc. and its subsidiaries.

Company Background and Overview

Market Leader provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. We serve more than 100,000 real estate agents, brokerages and franchisors, offering an end-to-end marketing solution that enable them to grow and manage their businesses. Market Leader’s subscription-based marketing software—including websites, contact management, a marketing center, and advertising services—helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, our national real estate websites, including www.RealEstate.com, give our customers access to millions of future home buyers and sellers, while providing these buyers and sellers with free access to the information they seek.

We offer our services to real estate professionals, both directly and through marketing partnerships with leading franchise networks. We further expanded our sales range and reach with the announcement on January 10, 2011 of our selection by Keller Williams Realty International to provide our comprehensive end-to-end marketing solution to its entire franchise organization of approximately 80,000 professionals. We continued the success of our major franchise sales channel as demonstrated by the announcement of our selection on March 8, 2012 by Century 21 Real Estate LLC to provide our comprehensive solution to their franchise organization in the U.S.

At the core of our value proposition is a comprehensive software-as-a-service-based marketing solution for real estate professionals. We provide a personalized, customer-branded website, with full multiple listing service (MLS) integration, that is optimized to generate consumer response. We also enable real estate professionals to leverage a library of sales and marketing materials in order to design, create, publish, and manage their own personalized marketing campaigns. And we provide tools to generate traffic and leads and engage with all of their contacts and clients through our proprietary customer relationship management tool. All of these services are delivered as one tightly integrated solution that we believe is unparalleled in comprehensiveness, power, and ease of use.

Our software-as-a-service based products are delivered primarily through a single flexible and robust software platform that can be configured and integrated with other services to create customized solutions.

These software-as-a-service based products extend our legacy as an innovator of internet-based marketing services for real estate professionals since our inception.

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

These traditional products drove extremely rapid growth in our early years that was aided in part by a robust residential real estate market. When the slowdown in real estate transactions led to declines in our traditional business, we adapted by significantly reducing expenses in all categories. Sales efforts associated with traditional products were curtailed and related development was discontinued. By utilizing the cash flows of our traditional business, we preserved our capital, enhanced our ability to invest in new products, and ultimately rebuilt the Company around more powerful offerings.

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

In 2008 we shifted our business model from our original lead-generation model to software-as-a-service based offerings, which now represent the majority of our revenue.

In 2011 we continued to enhance our software-as-a-service based offering and our presence in the marketing services segment through our acquisitions of SharperAgent and RealEstate.com. We plan to integrate SharperAgent’s marketing campaign, design, and print capabilities into our software platform and expect to offer this to all of our customers in 2012. In addition, through our acquisition of assets relating to Realestate.com, we believe we are positioned to capture part of the industry’s marketing services spend that is migrating away from print, as well as marketing services spend that is moving online to national online portals.

Services for Our Customers — Real Estate Professionals

We provide the majority of our real estate professional customers with software-as-a-service-based marketing services, a bundle of services that may include some or all of the following:

•

Software-as-a-service tools, including customer relationship management (CRM) tools, personalized websites, marketing tools, and content designed to help our customers build relationships with prospective home buyers and sellers over the Internet.

These online prospect management systems help our real estate professional customers manage and cultivate prospects. By automating many of the repetitive tasks that are required to follow up and communicate with potential clients, these tools allow our customers to focus on transacting their current business while efficiently marketing their services to potential clients to maintain a pipeline of future business opportunities. Our CRM tools also include proprietary real estate content and consumer email campaigns that our customers use to position themselves as highly engaged, technology-savvy neighborhood experts. By incorporating a tightly integrated, agent-branded website, these systems offer the added advantage of real-time insight into consumer online behavior. Our customers are also able to leverage the marketing campaign management tools, print, and design center capabilities of our CRM .

•	Community and training services that enable our customers to share and learn best practices to help them close more business with Internet consumers.

Customers of our premium software offerings are invited to participate in company-hosted group coaching calls and peer-to-peer “best practices” training conference calls. Performance measurement and benchmarking tools built into these products also enable comparison of key performance factors to those of successful producers while highlighting areas for improvement. These community and training services also include ActiveRain. With over 200,000 members, ActiveRain was identified as the leading professional and social media site focused on the real-estate industry identified by the National Association of Realtors 2010 REALTOR® Technology Survey Report.

•	Leads in the local neighborhoods where our customers do business.

We offer our products for a monthly fixed fee. Customers on our core software-as-a-service platform generally buy advertising services in addition to their software-as-a-service subscription, and they have the flexibility to adjust their advertising expenditures as their business needs dictate.

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

We believe that our specialized real estate lead-generation capabilities provide a competitive advantage for our customers. We use direct-response advertising to drive prospective home buyers and sellers to our real estate-oriented websites. We regularly advertise on major Internet search engines and other websites, and supplement this advertising with national and local television advertising and other media to help manage and geographically target consumer traffic and lead volume.

How We Generate Revenues

We generate the majority of our revenues from the services we provide to real estate professionals. We charge real estate professionals set-up fees and ongoing monthly fees for our software-as-a-service tools. We also generate revenue from advertising and print services.

We recognize monthly fees as revenue in the month that the service is provided, and we recognize revenue from set-up fees on a straight-line basis over the estimated customer life.

We also generate revenues through marketing partnerships with leading franchise networks. We currently generate revenue through this channel from our agreement with Keller Williams which provides for minimum payments from Keller Williams in order to make our base level product available to every Keller Williams agent and brokerage. In addition, we generate revenue through sales of premium products to individual agents, teams and brokerage offices. As with all our software-as-a-service products, revenue from the premium products is billed monthly and recognized in the month service is provided.

Our Expenses

The largest components of our expenses are personnel and marketing costs. Personnel expenses are categorized in our statements of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers to our websites and to promote our services to potential customers — residential real estate professionals.

Geographic Areas

We generate most of our revenue from customers in the United States. For the years ended December 31, 2011 and 2010, revenue generated from customers located within the United States was $31.7 million and $21.7 million, respectively. The rest of our revenue is primarily from Canada.

Competition

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; and reputation, reliability and trust. We believe that we compete effectively in these areas and that several factors contribute to our competitive advantage.

We believe that our focus on Internet marketing products is a competitive advantage as we compete for real estate marketing dollars. According to the National Association of Realtors Profile of Home Buyers and Sellers, in 2011 approximately 88% of home buyers used the Internet to search for homes and approximately 66% selected the first real estate agent they interviewed. By helping real estate agents provide market and listing information early in the consumers’ home buying process, our products help position the agent to win the business of assisting these consumers in their home buying and selling transactions.

We believe that the competitive advantage our comprehensive real estate marketing and business platform provides is greatest in engagements with large franchise networks and brokerage companies. These firms are increasingly seeking to competitively differentiate themselves through technology solutions designed to help recruit and retain agents, as well help make them successful. We believe Market Leader’s highly-integrated platform delivers much more value and convenience than others’ products whose functionality is limited to a narrow segment. We expect to further enhance the value we deliver to customers as we continue to expand the breadth of our solution.

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

Our current competitors include online companies focused on residential real estate, internet media companies, traditional real estate brokerage firms, discounted and non-traditional real estate brokerage firms, and traditional sellers of advertising to real estate professionals.

Technology and Infrastructure

We have built and acquired proprietary, feature-rich systems to interact with consumers, provide our suite of services to real estate professionals and manage our business.

Software-as-a-Service offerings – Our software-as-a-service based products include websites that we provide to our customers to enable consumers to research home listings and comprehensive neighborhood information online. These websites are tightly integrated with our proprietary CRM tool. Our CRM tools are also integrated with marketing campaign, print, and design center capabilities for customers. We have focused our ongoing development efforts on the software-as-a-service based products, which drove the majority of our revenue in 2011 and enable us to enjoy stronger customer retention compared to our traditional products. Additionally, ActiveRain has a variety of software-as-a-service offerings including professional networking and online marketing services for real estate professionals.

Advertising Management Systems – We have built systems to deliver website traffic to our customers and consider our advertising capabilities to be a key competitive advantage. We have developed systems to efficiently provide advertising services for thousands of websites, including our own as well as sites we operate on customers’ behalf. Through our systems we interact with thousands of Internet-enabled consumers every day, driving traffic to these websites and enabling tracking and testing so that we can monitor visitor conversion metrics. We also have geography-targeted, business-rule driven traffic routing and lead management systems that enable us to manage traffic and lead flow and to optimize monetization across our agent and broker customer base.

National Real Estate Web Sites – We provide our customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Training Systems – We provide our customers with marketing materials, training and support, including online training and certification programs.

Our systems are hosted in co-location facilities in Kent, Washington and Denver, Colorado. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements. We currently have forty-three trademarks registered in the United States and five trademarks registered in Canada. We have three patents registered in the United States. Applications for additional trademarks are pending for our product names and certain words and phrases that we use in our business. We have one pending patent application in the United States. We also rely on copyright laws to protect computer programs relating to our websites and our proprietary technologies — although to date we have not registered for copyright protection. We have also registered numerous Internet domain names related to our business in order to protect our proprietary interests.

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

Employees

As of December 31, 2011, we had 248 employees located primarily in or near Seattle, Washington and Denver, Colorado. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible and fixed assets are amortized or depreciated over the life of the asset. If, as a result of our periodic review and evaluation of our other long-lived assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our assets, we may be required to take impairment charges. If market and economic conditions deteriorate further, this could increase the likelihood that we will need to record impairment charges.

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

We rely heavily on advertising to generate leads for customers.

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

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold forty-three registered trademarks registered in the United States and five trademarks registered in Canada. We have three patents registered in the United States. We have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have three patents registered and have one patent pending application in the United States. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark applications, and any trademarks we may be granted may be successfully challenged by others or invalidated. If our trademark applications are not approved or if our trademarks are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

We lease approximately 31,000 square feet of commercial office space in the greater Seattle, Washington area and approximately 6,700 square feet in Denver, Colorado. The Seattle leases expire in 2013 and the Denver lease expires in 2012. All leases include options to extend the terms for periods between two and five years.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

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

Year	High	Low
Fiscal 2010 (ended December 31, 2010)
First Quarter	$2.19	$1.88
Second Quarter	2.41	1.91
Third Quarter	2.15	1.74
Fourth Quarter	2.15	1.66
Fiscal 2011 (ended December 31, 2011)
First Quarter	$3.00	$1.75
Second Quarter	2.55	1.89
Third Quarter	2.40	1.90
Fourth Quarter	3.02	1.94

Holders

At March 9, 2012 there were approximately 21 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have not paid cash dividends since 2003 when we were a private company. We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Stock Repurchases by Market Leader

We did not repurchase any shares of our common stock during 2011. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase and Retirement of Common Stock” for information on stock repurchases during 2011.

Use of Proceeds

On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through December 31, 2011, we have used all the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments.

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

Overview

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. We serve more than 100,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Our subscription-based real estate marketing software-including websites, contact management, a marketing and design center suite, and advertising services-helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, our consumer real estate sites, including www.realestate.com, give our customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Current Year Overview

Market Leader’s revenues grew 39% in 2011, driven by the strength of our software-as-a-service products and the addition of revenue from our acquisitions of ActiveRain and SharperAgent. During 2011 we significantly increased the number of real estate professionals that utilize our software platform to more than 100,000 from 19,000 at the beginning of the year, driven primarily by the addition of new customers from our relationship with Keller Williams Realty International (“Keller Williams”).

Our goal is to return the Company to profitable growth over time, and we believe that to do so requires continued investment in profitable customer acquisition to drive and sustain revenue growth. Our strategy includes initiatives to build and maintain sales and marketing channel partnerships with major franchise networks and large brokerage companies. These strategic relationships enable us to tap into their influence, credibility, and existing sales and marketing infrastructure to cost effectively acquire high-value customers.

We substantially enhanced our offerings in early 2011 with integration of a third-party transaction processing system and the addition of licensed marketing design center software. This created the first such integrated solution for real estate, according to Steve Murray, editor of REAL Trends, a leading source of analysis and information on the residential brokerage industry. The initial version of this significantly enhanced platform was configured to the requirements of Keller Williams with whom we signed a five year technology agreement announced in January 2011. This agreement provides for minimum payments from Keller Williams totaling approximately $10 million through the initial five-year term, beginning in April 2011 and paid on a quarterly basis. Under the agreement, Market Leader made its technology available to every Keller Williams agent and brokerage starting in the second quarter of 2011, and the majority of them have now activated this base level product. We now expect that strong sales of premium upgrades into the Keller Williams installed base combined with the contractual revenues will exceed $10 million in 2012.

We continued the success of our major franchise sales channel as demonstrated by the announcement of our selection on March 8, 2012 by Century 21 Real Estate LLC to provide our comprehensive solution to their franchise organization in the U.S. This agreement provides for minimum payments from Century 21 totaling

$2.55 million over an initial term of two years from the date of product launch, which is expected to occur in the second half of 2012. We also expect to generate additional revenue from premium upgrades as well as other technology and marketing services that will be made available to the Century 21 agents and brokerage offices in the U.S.

We continued to enhance our software platform in the third quarter of 2011 as we launched Market Insider®, a valuable tool for real estate professionals to engage buyers and sellers with customized, up-to-date reports of home sales, trends, demographics, and side-by-side statistics on the areas served. We further extended both our future technology advantage as well as our market reach with the August 1, 2011 acquisition of SharperAgent, LLC (“SharperAgent”) for $1.74 million in cash plus assumed liabilities. SharperAgent is a leading provider of online and print marketing suites that has relationships with leading brokerage companies and more than 30,000 real estate agent users across North America.

We plan to integrate SharperAgent’s marketing campaign, design, and print capabilities into our software platform and expect to offer this to all of our customers in 2012. As a result, we terminated our licensing agreement with the third party marketing design center software in December 2011, and incurred a $1.45 million contract termination fee

On September 16, 2011, we acquired the assets of RealEstate.com for $8.25 million in cash. The acquired assets included the RealEstate.com website; trademarks and domain names, including RealEstate.com; software related to consumer web services; information, as well as contracts and content necessary to operate the RealEstate.com website. We judged this to be a low risk acquisition, based on our projected ability to utilize the leads generated on RealEstate.com sites to reduce our advertising costs, and to thereby drive a payback on our investment in three years or less. Based upon strong early response to the company’s initial RealEstate.com offering, we now expect it to emerge as a powerful engine of growth as early as the second half of this year. The value that real estate professionals associate with RealEstate.com creates a way for Market Leader to capture part of the industry’s marketing services spend that is migrating away from print, as well as marketing services spend that is moving online to national online portals.

We acquired, through incremental investment late in the third quarter of 2010, a controlling interest in ActiveRain Corporation (“ActiveRain”), and we subsequently increased that to 100% ownership in the fourth quarter of 2011. ActiveRain is a provider of professional networking, referral, recruitment, content syndication and online marketing tools packaged as software-as-a-service offerings. ActiveRain serves a growing community of over 200,000 professionals in real estate and related businesses. Our affiliation with ActiveRain provides access to a sizable and rapidly growing professional community that often has interest in products like those we offer.

In the first quarter of 2011, we acquired KWKLY, LLC (“kwkly”), a mobile software-as-a-service lead generation service. The kwkly service provides home buyers with real-time access to property information on their Web-enabled phones, while at the same time connecting real estate professional customers of kwkly with those home buyers. Our acquisition of kwkly expands the offerings that we can make available through our business and marketing platform for real estate professionals, and we expect to leverage this product more broadly into our customer base.

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenues

	Years Ended December 31,
	2011	2010	Change	Percent Change
	(dollars in thousands)
Revenues	$34,025	$24,430	$9,595	39%

2011 revenues increased 39% from last year, reflecting the successful expansion of our software solutions as demonstrated by the increase in the number of real estate professionals that utilize our software platform to more than 100,000 from 19,000 at the beginning of the year. This expansion of our customer base is due primarily to our Keller Williams initiative. In addition, ActiveRain contributed revenue of $2.7 million in revenue in 2011 compared to $0.7 million in revenue in 2010, while SharperAgent contributed $1.2 million in revenue.

Based upon our increased focus on and investment in customer acquisition, we expect similar revenue growth in 2012.

Sales and Marketing

	Years Ended December 31,
	2011	2010	Change	Percent Change
	(dollars in thousands)
Sales and marketing expense	$27,757	$23,908	$3,849	16%

Sales and marketing expenses consist primarily of customer acquisition costs and costs of service. These expenses take the form of online advertising expenses, salaries, commissions and related expenses for our sales, marketing and customer support staff. Other expenses include corporate marketing and communications expenses, print expense for customer purchased marketing materials, and merchant card processing fees.

Sales and marketing expense increased in 2011 due to the consolidation of SharperAgent’s results beginning in the third quarter of 2011 and ActiveRain’s results beginning in the fourth quarter of 2010. In addition, higher customer acquisition and customer support costs reflected increased staffing and marketing that was especially targeted toward franchise network relationships.

Advertising costs decreased in 2011 reflecting operational improvements in lead generation costs. In addition, we have shifted our revenue mix to now include revenue streams that do not have associated advertising costs.

In 2012, we expect to continue to invest in customer acquisition to support our plans for revenue growth. We expect modest increases in our customer support and servicing costs as we grow our customer base and continue to place an emphasis on customer retention. We expect advertising expenses will decrease as a percentage of revenue as we continue to shift our revenue mix to higher margin software revenue. We expect total sales and marketing spend to decrease as a percentage of revenue during 2012.

Technology and Product Development

	Years Ended December 31,
	2011	2010	Change	Percent Change
	(dollars in thousands)
Technology and product development expense	$8,209	$5,358	$2,851	53%

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services. Also included are license fees, maintenance costs, Internet and phone connectivity and hosting costs. Technology costs are reduced for the costs of new product development that are capitalized.

Technology and product development expense increased in 2011 which reflects the higher technology licensing costs to support the Keller Williams initiative. In addition, personnel costs also increased due to the SharperAgent acquisition and in part to increased headcount to support our broader software platform as well as an increased pace of product innovation.

In 2012, we expect the level of technology and product development costs to increase modestly as we continue to focus on the integration of our new marketing suite and the development of new and innovative products. Licensing costs are expected to decrease by $0.6 million in the second half of 2012 at the end of a six-month third party licensing agreement related to the transitional services agreement discussed in the contract termination charge section below.

Technology expenses will fluctuate depending on the level of effort required to develop new products, net of costs that are subject to capitalization.

General and Administrative

	Years Ended December 31,
	2011	2010	Change	Percent Change
	(dollars in thousands)
General and administrative expense	$6,840	$5,920	$920	16%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources personnel. These costs also include audit and legal fees, business consulting fees, business insurance premiums, rent and related expenses.

General and administrative expense increased primarily due to the inclusion of ActiveRain and SharperAgent, and to a lesser extent due to increased professional fees.

In 2012, we expect general and administrative expenses to increase in part from the addition of expenses related to our SharperAgent operations.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment for 2011was consistent with the level in 2010.

Amortization of Acquired Intangible Assets

Amortization of intangible assets remained relatively consistent in 2011 when compared to 2010 as certain intangible assets became fully amortized offset by the addition of amortization on newly acquired intangible assets related to the RealEstate.com, SharperAgent, kwkly acquisitions, and amortization of intangible assests related to the acquisition of a controlling interest in ActiveRain towards the end of 2010 .

In 2012, we expect amortization expense to increase due to the continued amortization of the newly acquired intangible assets.

Loss on Asset Disposition

We had a loss on an asset disposition in the third quarter of 2011 of $174k as we elected to abandon previously capitalized software.

Contract Termination Charge

We terminated our agreement that had allowed for integration of third party marketing design software solution with the Company’s marketing and business platform delivered as a software-as-a-service (“SaaS”) solution to Keller Williams real estate professionals as we will offer our own marketing, design, and printing capabilities as fully integrated components of our SaaS platform and products based on the solutions that were acquired as part of the August 2011 acquisition of SharperAgent. The termination was effective December 31, 2011. As a result, we were released from future minimum contractual liabilities totaling $2.6 million, as well as any and all future revenue sharing payments related to the revenue generated from the premium SaaS solutions being provided to Keller Williams professionals. We will pay early termination fees totaling $1.45 million.

Concurrently, both parties entered into a transitional services agreement for the period January 1, 2012 through June 30, 2012 for which we will pay $600,000.

Interest Income and expense, net

Interest income decreased in 2011 when compared to 2010 due to decreased rates of return on investments as well as lower balances of cash, cash equivalents and short-term investments.

Income Taxes

The majority of our deferred tax assets and liabilities are expected to reverse over the next five years, except for prior years’ net operating losses and the deferred tax liability related to goodwill deductions on the goodwill acquired in 2011. We believe that based on the decline in the national real estate market and our continued operating losses, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. Accordingly, a full valuation allowance has been recorded against our deferred tax assets.

Quarterly Consolidated Statements of Operations

The following tables present the unaudited operational data for the eight quarters ended December 31, 2011. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this filing. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
	(in thousands)
Operations Data, in thousands:
Revenues	$9,484	$8,979	$8,320	$7,242	$6,844	$5,975	$5,815	$5,796
Expenses:
Sales and marketing	6,638	6,976	6,710	7,433	7,588	6,179	5,219	4,922
Technology and product development	2,272	2,207	1,890	1,840	1,288	1,402	1,303	1,365
General and administrative	1,757	1,657	1,823	1,603	1,449	1,401	1,357	1,713
Depreciation and amortization of property and equipment	625	655	646	611	593	646	619	664
Amortization of acquired intangible assets	890	374	262	262	334	480	479	479
Loss on asset disposition	—	174	—	—	—	—	—	—
Contract termination charge	1,450	—	—	—	—	—	—	—

Total expenses	13,632	12,043	11,331	11,749	11,252	10,108	8,977	9,143

Loss from operations	(4,148)	(3,064)	(3,011)	(4,507)	(4,408)	(4,133)	(3,162)	(3,347)
Equity in (loss) income of unconsolidated subsidiary	—	—	—	—	—	(63)	(55)	(136)
Gain on valuation of investment in subsidiary	—	—	—	—	—	750	—	—
Interest income and expense, net	1	15	18	26	35	40	90	37

Loss before income tax and noncontrolling interest	(4,147)	(3,049)	(2,993)	(4,481)	(4,373)	(3,406)	(3,127)	(3,446)
Income tax (benefit) expense	(36)	3	3	3	3	3	1	3

Net (loss) income	(4,111)	(3,052)	(2,996)	(4,484)	(4,376)	(3,409)	(3,128)	(3,449)
Net loss attributable to noncontrolling interest	(17)	(91)	(150)	(140)	(79)	—	—	—

Net (loss) income attributable to Market Leader	$(4,094)	$(2,961)	$(2,846)	$(4,344)	$(4,297)	$(3,409)	$(3,128)	$(3,449)

Net (loss) income per share — basic and diluted	$(0.16)	$(0.12)	$(0.11)	$(0.17)	$(0.17)	$(0.14)	$(0.13)	$(0.14)

Adjusted EBITDA	$(771)	$(1,524)	$(1,716)	$(3,271)	$(3,099)	$(2,531)	$(1,613)	$(1,708)

Operations Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	70	78	80	103	111	103	90	85
Technology and product development	24	25	23	25	19	24	22	24
General and administrative	19	18	22	22	21	23	23	30
Depreciation and amortization of property and equipment	7	7	8	8	8	11	11	11
Amortization of acquired intangible assets	9	4	3	4	5	8	8	8
Loss on asset disposition	—	2	—	—	—	—	—	—
Contract termination charge	15	—	—	—	—	—	—	—

Total expenses	144	134	136	162	164	169	154	158

Loss from operations	(44)	(34)	(36)	(62)	(64)	(69)	(54)	(58)
Equity in (loss) income of unconsolidated subsidiary	—	—	—	—	—	(1)	(1)	(2)
Gain on valuation of investment in subsidiary	—	—	—	—	—	12	—	—
Interest income and expense, net	—	—	—	—	—	1	1	1

Loss before income tax and noncontrolling interest	(44)	(34)	(36)	(62)	(64)	(57)	(54)	(59)
Income tax benefit (expense)	1	—	—	—	—	—	—	(1)

Net (loss) income	(43%)	(34%)	(36%)	(62%)	(64%)	(57%)	(54%)	(60%)
Net loss attributable to noncontrolling interest	—	—	—	—	1	—	—	—

Net (loss) income attributable to Market Leader	(43%)	(34%)	(36%)	(62%)	(63%)	(57%)	(54%)	(60%)

Adjusted EBITDA	(8%)	(17%)	(21%)	(45%)	(45%)	(42%)	(28%)	(29%)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the US. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, stock-based compensation, and, to the extent relevant to a particular period, net loss available to non-controlling interest, equity in loss of unconsolidated subsidiary, and gain on valuation of investment in subsidiary. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure (unaudited, in thousands).

	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Net (loss) income attributable to Market Leader	$(4,094)	$(2,961)	$(2,846)	$(4,344)	$(4,297)	$(3,409)	$(3,128)	$(3,449)
Less: Interest income, net	(1)	(15)	(18)	(26)	(35)	(40)	(90)	(37)
Gain on valuation of investment in subsidiary	—	—	—	—	—	(750)	—	—
Add:
Net loss available to noncontrolling interest	(17)	(91)	(150)	(140)	(79)	—	—	—
Equity in (income) loss of unconsolidated subsidiary	—	—	—	—	—	63	55	136
Loss on asset disposition	—	174	—	—	—	—	—	—
Contract termination charge	1,450	—	—	—	—	—	—	—
Depreciation and amortization of property and equipment	625	655	646	611	593	646	619	664
Amortization of intangible assets	890	374	262	262	334	480	479	479
Stock-based compensation	412	337	387	363	382	476	451	496
Income tax (benefit) expense	(36)	3	3	3	3	3	1	3

Adjusted EBITDA	$(771)	$(1,524)	$(1,716)	$(3,271)	$(3,099)	$(2,531)	$(1,613)	$(1,708)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we may generate from our operations. Our cash, cash equivalents and short-term investments totaled $23.1 million at December 31, 2011 as compared to $45.3 million at December 31, 2010.

We follow an investment strategy that prioritizes the preservation and security and liquidity of our funds, which has resulted in significantly lower rates of return. As of December 31, 2011, we have invested in cash equivalents consisting of money market funds that hold U. S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our currently anticipated cash requirements as we expect to significantly reduce our use of cash in operations in 2012. Our future capital requirements will depend on many factors, including our revenue trend, the level of our marketing and sales activities, the timing and extent of spending to support product development efforts, and the timing of introductions of new services and enhancements to existing services.

The following table presents summary cash flow data:

	Year Ended December 31,
	2011	2010
	(dollars in thousands)
Cash used in operating activities	$(7,788)	$(3,595)
Cash used in investing activities	(195)	(4,906)
Cash used in financing activities	(746)	(246)

Operating Activities

Net cash used in operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation and the effects of changes in working capital. We used cash in operations of $7.8 million in 2011 compared to cash used in operations of $3.6 million in 2010. Cash used in operations was lower in 2010 primarily due to the receipt of an income tax refund for $4.9 million and a lower net loss in 2010 compared to 2011.

Investing Activities

Cash used in investing activities for 2011 was $0.2 million compared to the cash used in investing activities for 2010 of $4.9 million. During 2011, we used cash in the acquisitions of RealEstate.com of $8.3 million, SharperAgent of $1.7 million,and kwkly of $0.8 million. This was offset by cash provided by net sales and maturities of our short term investments of $13.3 million during of 2011 compared to net purchases of $2.6 million for the same period in 2010.

Financing Activities

Cash used in financing activities during 2011 was primarily due to the acquisition of the noncontrolling interest in ActiveRain of $0.4 million. The remaining activity was consistent with the same period in 2010.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during 2011. At December 31, 2011, 928,043 shares remain available for purchase under the share repurchase program.

During 2011, an aggregate of 116,527 shares of our common stock were tendered at amounts between $2.18 and $2.59 per share, in satisfaction of employees’ income taxes upon the vesting of restricted stock.

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

Business Combinations, Intangible Assets, and Goodwill

Valuation when acquired. We account for our business combinations using the acquisition method of accounting, which requires that we record the assets acquired and liabilities assumed at their fair values on the date of acquisition, as well as the valuation of any contingent consideration. Significant judgment is used to estimate the fair values of the assets and liabilities acquired, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions.

Ongoing reporting and impairment testing. Our intangible assets, other than goodwill, and other long-lived assets are amortized or depreciated over their estimated useful lives and are tested for recoverability annually or more frequently whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Our annual testing date is October 1. The assessment of impairment of long-lived assets, including goodwill requires significant judgment to determine the asset groups and number of reporting units, to estimate future undiscounted cash flows, to use appropriate market value factors, to estimate the related asset lives and other assumptions as noted below. Changes in these estimates and assumptions can materially affect the fair value determination and potential goodwill impairment.

Results of impairment tests. Based on our continued operating losses, we evaluated our long-lived assets for impairment during 2010 and 2011 and determined that our long-lived assets were not impaired.

In addition, we evaluated our goodwill for impairment in 2010 and 2011. Consistent with the outcome of our long-lived asset assessment, we determined our goodwill was not impaired.

Our impairment analysis for goodwill was dependent on many variables. We determined the fair value of our net assets based on a combination of market and income approaches. Key assumptions used in the market approaches included, the appropriate stock price to determine market value, use of control premium and determination of the appropriate control premium, and determination of an appropriate set of comparable companies. Key assumptions in the income approach were based on a discounted cash flow model, which included significant assumptions about our future revenues, expenses, target profitability rates, and determination of an appropriate discount rate.

Our impairment analyses for our long-lived assets other than goodwill included a number of key variables, including estimated future cash flows. We determined the fair value of our long-lived assets based on several key assumptions, including the determination that we have a single asset grouping, references to quoted market prices for similar assets, as well as assumptions about our future revenues, expenses, and target profitability rates.

As of December 31, 2011, we have $1.86 million in goodwill and approximately $15.3 million of long-lived assets. While we continue to depreciate the long-lived assets, at the same time, we continue to capitalize costs related to internally generated software and may acquire other capital assets. Factors that may require future assessments of impairment of our goodwill and long-lived assets include, among others, deterioration of our estimate of future cash flows, stock price, lower customer revenues and lower retention rates than projected.

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

At December 31, 2011, we have gross deferred tax assets of $19.6 million, before reduction for our valuation allowance. We considered all available evidence to determine whether a valuation allowance was required for those assets, including the following factors: estimates regarding the timing and amount of the reversal of taxable temporary differences, taxable income in prior carryback years as permitted under tax law, and historical taxable income — normalized for non-recurring items, expected future taxable income, and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on our current projections of future operating losses, we continue to believe that it is more-likely-than-not that we will be able to realize our deferred tax assets and continue to maintain a valuation allowance for the full amount of our net deferred tax assets at December 31, 2011.

We account for uncertainty in income taxes using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon effective settlement. Our accounting policy is to recognize interest and penalties related to income tax matters as tax expense.

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

The following table illustrates the effect of changing these significant variables on the estimated fair value of our options. The following examples are hypothetical but representative of our option grants and their related fair values at December 31, 2011. In each analysis, the remaining variables are held constant. This illustration is not intended to provide a range of exposure or expected deviation.

Effect of a 10% change in our stock price volatility estimate:

	-10%	Current Volatility Estimate	+10%
Stock option volatility	55%	65%	75%
Estimated fair value	$0.96	$1.12	$1.26

Effect of a 1-year change in expected life of our stock options:

	-1 Year	Current Expected Life Estimate	+1 Year
Estimated option life	2.5 years	3.5 years	4.5 years
Estimated fair value	$0.96	$1.12	$1.25

Recent Accounting Pronouncements

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), for us. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

We acquired SharperAgent in the third quarter of 2011. Management excluded SharperAgent from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, including the internal control over financial reporting associated with SharperAgent, which had total assets of $1.8 million at December 31, 2011, and reported revenue of $1.2 million for the year ended December 31, 2011, which was included in our consolidated financial statements for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2011 that was not reported as required.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2012, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2011, our fiscal year end.

We have adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer or Controller, or persons performing similar functions. The code of ethics is available on the “Investor Relations-Corporate Governance” section of our Internet website at www.marketleader.com.

ITEM 11: EXECUTIVE COMPENSATION

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2012, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2011, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the “Equity Compensation Plan Information” below, the information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2012, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2011, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	6,880,933	$2.81	(2)	451,318	(3)(4)
Equity compensation plans not approved by shareholders
Total	6,880,933	$2.81	(2)	451,318	(3)(4)

(1)	We have stock options outstanding under the 1999 Stock Option Plan as well as stock options, restricted stock units, and stock appreciation rights under the 2004 Equity Incentive Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004.
(2)	Includes restricted stock units, which have no exercise price. The weighted-average exercise price excluding the restricted stock units is $3.09.

(3)	The 2004 Plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors. Effective January 1, 2012, an additional 700,000 shares have been authorized for issuance under the automatic annual increase provisions of the 2004 Plan.
(4)	Under the 2004 Plan, in addition to stock options, restricted stock units, and stock appreciation rights, we may grant restricted stock, performance units, performance shares, and other stock based awards. Stock appreciation rights have been included assuming net settlement given the closing stock price as of the end of the reporting period.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2012, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2011, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2012, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2011, our fiscal year end.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Annual Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2011 and 2010 — page 52.

(b) EXHIBIT INDEX: The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description

2.1

Asset Purchase Agreement, by and among HouseValues, Inc., Realty Generator, LLC, Tom Ray and Justin Tracy and Blackwater Realty, LLC, dated November 1, 2007, incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed on November 5, 2007 (File No. 000-51032).

2.2

Asset Purchase Agreement by and between Market Leader, Inc., Lending Tree, LLC and Realestate.com, Inc. dated September 15, 2011, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on September 21, 2011 (File No. 000-51032).

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

Exhibit No.	Description

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

10.13*

Summary of Market Leader, Inc. 2011 Management Variable Cash Compensation Plan incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 9, 2011 (File No. 000-51032).

10.14

Commercial Lease between the Registrant and Kirkland 405 Corporate Center, dated October 26, 2004, incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1/A filed on November 4, 2004 (Registration No. 333-118740).

10.15

First Amendment to Lease, dated as of May 26, 2005, by and between Multi-Employer Property Trust and HouseValues, Inc. and Second Amendment to Lease, dated as of October 14, 2005, by and between New Tower Multi-Employer Property Trust and HouseValues, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 6, 2009 (File No. 000-51032).

10.16

Third Amendment to Lease, dated as of March 1, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 14, 2009 (File No. 000-51032).

10.17

Fourth Amendment to Lease, dated as of May 26, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on March 15, 2010 (File No. 000-51032).

10.18

Master Services Agreement dated as of January 6, 2011, and a related Statement of Work dated January 7, 2011, by and between Keller Williams Realty International and Market Leader, Inc, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 12, 2011 (File No. 000-51032).

Exhibit No.	Description

10.19

Master Services Agreement and related statement of Work dated as of February 17, 2011, by and between Imprev, Inc. and Market Leader Inc, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 12, 2011 (File No. 000-51032).

10.20*

Form of Stock Appreciation Right Grant Notice/Agreement under the HouseValues, Inc 2004 Equity Incentive Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 14, 2011.

10.21+

Termination Agreement dated as of December 31, 2011, by and between Market Leader, Inc. and Imprev, Inc, incorporated by reference from the description contained in the Form 8-K filed on January 5, 2012 (File No. 000-51032).

10.22*

Summary of Market Leader, Inc. 2012 Management Variable Cash Compensation Plan incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 13, 2012 (File No. 000-51032).

21.1+	Subsidiaries of the registrant.

23.1+	Consent of KPMG LLP, independent registered public accounting firm.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1+	Section 1350 Certification of Chief Executive Officer.

32.2+	Section 1350 Certification of Chief Financial Officer.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

&	Pursuant to Item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
*	Indicates a management contract or compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 19th day of March 2012.

MARKET LEADER, INC.

By:	/S/ IAN MORRIS
Ian Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated below on the 19th day of March, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Market Leader, Inc.:

We have audited the accompanying consolidated balance sheets of Market Leader, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Market Leader, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

March 19, 2012

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010
Revenues	$34,025	$24,430
Expenses:
Sales and marketing (1)	27,757	23,908
Technology and product development (1)	8,209	5,358
General and administrative (1)	6,840	5,920
Depreciation and amortization of property and equipment (2)	2,537	2,522
Amortization of acquired intangible assets	1,788	1,772
Loss on asset disposition	174	—
Contract termination charge	1,450	—

Total expenses	48,755	39,480

Loss from operations	(14,730)	(15,050)
Equity in loss of unconsolidated subsidiary	—	(254)
Gain on valuation of investment in subsidiary	—	750
Interest income and expense, net	60	202

Loss before income tax (benefit) expense and noncontrolling interest	(14,670)	(14,352)
Income tax (benefit) expense	(27)	10

Net loss	(14,643)	(14,362)
Net loss attributable to noncontrolling interest	(398)	(79)

Net loss attributable to Market Leader	(14,245)	(14,283)

Net loss per share attributable to Market Leader-basic and diluted	$(0.56)	$(0.58)

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Years Ended December 31,
	2011	2010
Sales and marketing	$680	$529
Technology and product development	180	193
General and administrative	639	1,083

	$1,499	$1,805

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	Years Ended December 31,
	2011	2010
Technology and product development	$2,306	$2,277
General and administrative	231	245

	$2,537	$2,522

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,958	$16,687
Short-term investments	15,141	28,628
Trade accounts receivable, net of allowance of $36 and $12, respectively	729	30
Prepaid expenses and other current assets	1,733	1,249

Total current assets	25,561	46,594
Property and equipment, net	4,507	3,856
Intangible assets, net	10,762	2,326
Goodwill	1,861	954

Total assets	$42,691	$53,730

Liabilities, Shareholders’ Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$1,120	$1,157
Accrued compensation and benefits	2,599	1,809
Accrued expenses and other current liabilities	2,319	1,175
Deferred rent, current portion	230	214
Deferred revenue	1,056	517

Total current liabilities	7,324	4,872
Deferred rent, less current portion	249	527

Total liabilities	7,573	5,399
Shareholders’ equity and noncontrolling interest:
Preferred stock, par value $0.001 per share; authorized 30,000,000 shares; none issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, par value $0.001 per share; authorized 120,000,000 shares; issued and outstanding 25,397,448 and 24,873,120 shares at December 31, 2011 and 2010, respectively	74,073	71,889
Accumulated deficit	(38,955)	(24,710)

Total Market Leader shareholders’ equity	35,118	47,179

Noncontrolling interest in subsidiary	—	1,152

Total shareholders’ equity and noncontrolling interest	35,118	48,331

Total liabilities, shareholders’ equity and noncontrolling interest	$42,691	$53,730

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Accumulated Deficit	Noncontrolling Interest In Subsidiary	Total Share- holders’ Equity and Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2009	24,409,431	$70,220	$(10,427)	$—	$59,793
Exercises of stock options (including vested restricted stock)	639,270	97	—	—	97
Stock-based compensation	—	1,915	—	—	1,915
Payment of taxes due upon vesting of restricted stock	(175,581)	(343)	—	—	(343)
Noncontrolling interest in ActiveRain	—	—	—	1,231	1,231
Net loss	—	—	(14,283)	(79)	(14,362)

Balance at December 31, 2010	24,873,120	$71,889	$(24,710)	$1,152	$48,331
Exercises of stock options (including vested restricted stock)	418,633	20	—	—	20
Stock-based compensation	—	1,559	—	—	1,559
Shares issued for acquisition of kwkly	222,222	400	—	—	400
Stock options issued for acquisition of kwkly	—	198	—	—	198
Payment of taxes due upon vesting of restricted stock	(116,527)	(260)	—	—	(260)
Acquistion of noncontrolling interest in ActiveRain	—	267	—	(754)	(487)
Net loss	—	—	(14,245)	(398)	(14,643)

Balance at December 31, 2011	25,397,448	$74,073	$(38,955)	$—	$35,118

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,643)	$(14,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,537	2,522
Amortization of intangible assets	1,788	1,772
Stock-based compensation	1,499	1,805
Loss on asset disposition	174	—
Gain on valuation of investment in subsidiary	—	(750)
Equity in loss of unconsolidated subsidiary	—	254
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(563)	26
Prepaid expenses and other current assets	(105)	(318)
Income tax receivable	(1)	4,918
Other noncurrent assets	—	43
Accounts payable	(378)	35
Accrued compensation and benefits	720	172
Accrued expenses and other current liabilities	907	413
Deferred rent	(262)	(226)
Deferred revenue	539	101

Net cash used in operating activities	(7,788)	(3,595)

Cash flows from investing activities:
Purchases of short-term investments	(20,329)	(40,107)
Sales of short-term investments	33,647	37,528
Purchases of property and equipment	(2,857)	(1,933)
Cash paid for acquisition of RealEstate.com	(8,250)	—
Cash paid for acquisition of SharperAgent, net of cash acquired	(1,656)	—
Cash paid for acquisition of kwkly	(750)	—
Acquisition of controlling interest in ActiveRain, net of cash acquired	—	(394)

Net cash used in investing activities	(195)	(4,906)

Cash flows from financing activities:
Acquisition of noncontrolling interest in ActiveRain	(446)	—
Payment of taxes due upon vesting of restricted stock	(260)	(343)
Proceeds from exercises of stock options	20	97
Principal payment on note payable	(60)	—

Net cash used in financing activities	(746)	(246)

Net decrease in cash and cash equivalents	(8,729)	(8,747)
Cash and cash equivalents at beginning of year	16,687	25,434

Cash and cash equivalents at end of year	$7,958	$16,687

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Nature of Operations

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The company serves more than 100,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software—including websites, contact management, a marketing center, and lead generation services—helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the company’s national consumer real estate sites, including www.realestate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

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

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising costs are expensed as they are incurred. Total advertising expense was $10,448 and $11,032 in 2011 and 2010, respectively.

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

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Risk

Our cash and cash equivalents are maintained primarily in a money market fund that invests in U.S. Treasury securities. Short-term investments consist of approximately $10 million in U.S. Treasury bills and $5 million in FDIC-insured certificates of deposit with terms of one year or less.

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

As of December 31, 2011, one customer accounted for 79% of the Company’s total accounts receivable balance. As of December 31, 2010, no customer accounted for more than 10% of the total consolidated accounts receivable balance.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2011 and 2010, we had $5,585 and $15,151 in Money Market Funds, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value. There have been no significant transfers in and out of Level 1 and Level 2.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Short-term Investments

Cash equivalents are short-term deposits and investments with a maturity of three months or less from the date of purchase. Investments with stated maturities of greater than three months when purchased are classified as short-term investments. We classify our investments as held-to-maturity because we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and discounts to maturity, with the net amortization included in interest income.

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

Amortization of Intangible Assets

Intangible assets are recorded at historical cost less amortization. Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Developed technology	3 years
Domain names	5 years
Customer base	3 years
Home listings datafeeds	1 year
Tradename	5 years

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

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

Note 2: Acquisitions

RealEstate.com Acquisition

On September 16, 2011 we acquired the assets of RealEstate.com for $8.25 million in cash. RealEstate.com provides real estate information, tools, and advice to consumers seeking to buy or sell homes. Our acquisition of the RealEstate.com assets allows us to leverage the strong domain name and traffic to extend our marketing solutions.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

These fair values were based on estimates as of the closing date of the acquisition. We used the income approach to value the identified trademarks/domain names. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of the developed technology was based on the cost- to- recreate method. These fair value measurements were also based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820

We have included Realestate.com’s results of operations in our consolidated statement of income since September 2011. The Realestate.com assets produced net revenues of $90 in 2011.

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

Cash Paid	$1,737
Less: Total identifiable net assets	(1,608)

Total Goodwill	$129

Cash	$81
Trade Receivables	136
Property and Equipment	277
Identifiable intangible assets	1,403
Other assets	16
Trade payables and other liabilities	(305)

Total identifiable net assets	$1,608

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets acquired and their respective weighted average lives are as follows:

	Amount	Weighted Average Life
Developed technology	$1,078	3.0 years
Customer base	325	3.0 years

	$1,403	3.0 years

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

We have included SharperAgent’s results of operations in our consolidated statement of income since August 2011. The SharperAgent products produced net revenues of $1,224 and a net loss of $592 in 2011.

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

Below is a summary of the total consideration transferred:

Cash	$750
Stock	400
Stock options	198

$1,348

The recognized amount of identifiable assets acquired:

Identifiable intangible assets	$570
Goodwill	778

$1,348

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets acquired and their respective weighted average lives are as follows:

	Amount	Weighted Average Life
Developed technology	$445	3.0 years
Customer relationships	50	3.0 years
Home listings Datafeeds	75	1.0 years

	$570	2.7 years

These fair values were based on estimates as of the closing date of the acquisition. We used the income approach to value the customer relationships. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuations of the developed technology and the home listings data feeds were based on the cost to recreate method. These fair value measurements were also based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820.

Goodwill of $778 primarily consists of the benefit of acquiring new expertise and a new product in the mobile space that we can leverage into our existing customer base. The goodwill recognized is expected to be deductible for income tax purposes.

We have included kwkly’s results of operations in our consolidated statement of income since January 2011. The kwkly product produced net revenues of $402 in 2011.

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

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill of $954 primarily consists of the benefit from gaining access to a sizable professional community which can increase our effectiveness in acquiring customers. None of the goodwill recognized is expected to be deductible for income tax purposes.

During the fourth quarter of 2011 we acquired the remaining outstanding voting stock of ActiveRain Corporation (“ActiveRain”) for $487. As a result of this transaction, the Company’s ownership interest in ActiveRain increased to 100%. The difference between the sellers’ recorded noncontrolling interest balance and the cash paid was recorded in common stock as we had already obtained a controlling interest in ActiveRain as a result of our September 27, 2010 acquisition described above.

For comparability purposes, the following table presents our unaudited pro forma revenue and earnings (loss) for the years ended December 31, 2010 and 2011 had the RealEstate.com, SharperAgent, ActiveRain and kwkly acquisitions occurred on January 1, 2010:

	Years ended December 31, (unaudited)
	2011	2010
Revenues	$37,028	$31,961

Net loss attributable to Market Leader	$(22,786)	$(28,344)

Included in the pro forma net loss are asset impairment losses related to Realestate.com of $5.0 million and $9.0 million in 2011 and 2010, respectively.

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

Unvested restricted stock units are considered outstanding common shares and included in the computation of basic earnings (loss) per share as of the date that all necessary conditions of vesting are satisfied. Stock options, restricted stock units, and stock appreciation rights are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable and are excluded from weighted average common shares outstanding.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2011	2010
Net loss attributable to Market Leader	$(14,245)	$(14,283)

Weighted average common shares outstanding	25,222	24,661
Dilutive effect of stock options and restricted stock units	—	—

Diluted shares	25,222	24,661

Net basic loss per share	$(0.56)	$(0.58)

Net diluted loss per share	$(0.56)	$(0.58)

Antidilutive equity-based awards	6,881	5,353

Note 4: Cash, Cash Equivalents and Short-Term Investments

At December 31, 2011, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$2,373	$—	$2,373
Money market account	5,585	—	5,585

Cash and cash equivalents	$7,958	$—	$7,958

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$10,183	$6	$10,189
Certificates of Deposit	4,958	2	4,960

Short-Term investments	$15,141	$8	$15,149

At December 31, 2010, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,536	$—	$1,536
Money market account	15,151	—	15,151

Cash and cash equivalents	$16,687	$—	$16,687

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$19,481	$4	$19,485
Certificates of Deposit	9,147	18	9,165

Short-Term investments	$28,628	$22	$28,650

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

Note 5: Property and Equipment, net

Property and equipment, net of related depreciation and amortization consists of the following:

	December 31,
	2011	2010
Computer equipment and software	$7,422	$6,535
Software developed for internal use	14,433	12,580
Office equipment and furniture	932	891
Leasehold improvements	907	897

	23,694	20,903
Less: accumulated depreciation and amortization	(19,187)	(17,047)

	$4,507	$3,856

Software developed for internal use costs include external direct costs and internal direct labor and related employee benefits costs. Internal use software costs totaled $3,188 and $3,191, net of accumulated amortization at December 31, 2011 and 2010, respectively. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Depreciation of capitalized internal use software costs was $2,071 and $2,069 for 2011 and 2010, respectively.

Note 6: Acquired Intangible Assets, Net

Intangible assets and related accumulated amortization consists of the following:

	December 31,
	2011	2010
Cost:
Vendor agreements	$1,390	$1,390
Customer base	2,324	1,949
Developed technology	6,903	4,179
Tradename	9,667	2,616
Home listings datafeeds	75	—
Domain names	391	391

Total cost	20,750	10,525

Accumulated amortization:
Vendor agreements	(1,390)	(1,390)
Customer base	(1,858)	(1,708)
Developed technology	(4,253)	(3,629)
Tradename	(2,025)	(1,091)
Home listings datafeeds	(75)	—
Domain names	(387)	(381)

Total accumulated amortization	(9,988)	(8,199)

Acquired Intangible Assets, net	$10,762	$2,326

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense is expected to be as follows over each of the next five years:

Total
2012	$3,194
2013	2,851
2014	2,155
2015	1,563
2016	999

Total	$10,762

Note 7: Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the acquisition method. We recorded additions to goodwill of $907 in 2011 related to the purchase of kwkly in January 2011 and SharperAgent in August 2011, as described in Note 2. We recorded additions to goodwill of $954 in 2010 related to the purchase of a controlling interest in ActiveRain in September of 2010.

Note 8: Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities:

	December 31,
	2011	2010
Contract termination liability	$1,350	$—
Accrued advertising	439	764
Accrued services	100	67
Accrued legal and professional fees	95	58
Accrued business taxes	35	164
Other	300	122

	$2,319	$1,175

Note 9: Self Insurance

We are self insured for our medical and dental coverage. The medical plan carries a stop-loss policy, which will protect from an individual claim during the plan year exceeding $100 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included in accrued compensation and benefits and was $158 and $143 at December 31, 2011 and 2010, respectively.

Note 10: Income Taxes

Income tax (benefit) expense from continuing operations is comprised of the following:

	Years Ended December 31,
	2011	2010
Current	$(33)	$10
Deferred	(4,917)	(4,071)
Valuation allowance	4,923	4,071

	$(27)	$10

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

	2011	2010
Federal statutory tax rate	34.0%	34.0%
Incremental investment in ActiveRain	—	(4.6%)
Other	0.7%	(1.0%)
Change in valuation allowance	(34.5%)	(28.5%)

Effective tax rate	0.2%	(0.1%)

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward	$11,686	$6,782
Stock-based compensation	3,623	3,477
Acquired intangible assets	3,413	3,375
Alternative minimum tax credit	448	511
Allowances and accruals	263	252
Deferred rent	163	252
Valuation allowance	(18,469)	(13,546)

Total deferred tax assets	$1,127	$1,103
Deferred tax liabilities:
Property and equipment	$(1,048)	$(1,022)
Prepaids, discounts and other	(79)	(81)
Goodwill	(6)	—

Total deferred tax liabilities	$(1,133)	$(1,103)

Our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses and the deferred tax liability related to goodwill deductions on the goodwill acquired in 2011. Based on our recent history of operating losses and the lack of carryback periods for losses, we believe it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. As a result, we have established a valuation allowance for the amount of our gross deferred tax assets for which it is not more likely than not that we will realize the benefit. We increased our valuation allowance by $4,923 and $4,187 in 2011 and 2010, respectively.

At December 31, 2011, our gross net operating loss carryforwards were $39,250 and will begin to expire in 2023.

At December 31, 2011 we have no unrecognized tax benefits. A reconciliation of the amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at January 1	$115	$115
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(21)	—
Settlements	(94)	—

	$—	$115

We have concluded all U.S. Federal income tax matters for years through 2009.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11: Leases

We lease 25,309 square feet for our corporate offices in Kirkland, Washington. The lease expires in June 2013 and includes an option to extend the lease term for five years.

We also lease 5,809 square feet of office space in Seattle, Washington. This noncancelable operating lease has a term of 39 months with an option to extend the lease term for two years beyond the initial term. The lease expires in January 2013.

In addition, as a result of our acquisition of SharperAgent, as described in Note 2 above, we now lease 6,740 square feet of office space in Greenwood Village, Colorado. The lease expires in September 2012.

Our leases contain free rent periods and predetermined fixed escalations. We recognize rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the lease as a deferred liability, which is included as a component of deferred rent on the accompanying consolidated balance sheets.

Following are the future minimum payments required under all property and equipment operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011.

2012	728
2013	281
2014	12
2015	2
2016	—

$1,023

Rent expense totaled $753 and $557 during 2011 and 2010, respectively.

Note 12: Stock Option Plans and Stock-Based Compensation

We issue stock options, restricted stock units, and stock appreciation rights to our employees under the terms of our 2004 Equity Incentive Plan. Our stock-based compensation cost for employees granted stock options and restricted stock units is measured at grant date based on the fair value of the award, and expensed over the requisite service period.

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

Expected Volatility. We estimate the volatility of our stock price at the date of grant based on the historical volatility of our stock price calculated over a term equivalent to the expected life of the award. During 2011, the range of expected volatilities used was 60% to 65%.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the award. During 2011, the range of risk-free interest rates used was 0.34% to 1.39%.

Expected Dividend Yield. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

The value of each employee option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2011	2010
Weighted average expected risk-free interest rate	0.92%	0.77%
Weighted average expected volatility	62%	60%
Expected life (in years)	3.5 years	3.5 years
Expected dividend yield	0%	0%
Weighted average fair value	$0.93	$0.87

Our stock options typically vest on a graded basis over a four year period and typically expire the earlier of ten years from the date of grant or ninety days following termination of employment.

Stock Option Activity

Employee stock options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,358,596	$3.55	$1.76
Options granted	1,239,000	2.08	0.93
Options exercised	(11,699)	1.67	1.48
Options forfeited	(86,637)	2.18	0.97
Options expired	(63,034)	4.31	2.13

Outstanding at December 31, 2011	5,436,226	$3.23	$1.58	6.4 years	$2,674

Exercisable at December 31, 2011	3,462,215	$3.87	$1.95	5.1 years	$1,400

The aggregate intrinsic value of options outstanding at December 31, 2011 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table.

	Years Ended December 31,
	2011	2010
Intrinsic value of options exercised	$4	$31
Grant date fair value of options vested	$851	$766
Grant date fair value of options forfeited	$84	$148

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Awards

We have granted restricted stock units to our executives and certain key employees under the 2004 Plan. These stock awards entitle the holder to shares of common stock as the award vests over vesting periods from two to four years. We measure the fair value of restricted stock units based upon the market price of the underlying common stock on the date of grant. The restricted stock units are recognized over their applicable vesting period using the straight-line method reduced for estimated forfeitures. The total grant date fair value of stock awards that vested during 2011 and 2010 was $1,012 and $1,648, respectively.

During 2011, the following activity occurred related to our restricted stock units granted to employees:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2010	794,143	$2.26
Restricted stock units granted	291,000	2.21
Units upon which restrictions lapsed	(406,934)	2.49
Restricted stock units forfeited	(59,502)	2.19

Nonvested stock award balance at December 31, 2011	618,707	$2.09

Non-Employee Share Based Payments

On September 23, 2010, we granted options to purchase 200,000 of our common stock to a consultant under the 2004 Equity Incentive Plan in exchange for services. The options granted vest over two years and the associated expense is included in our sales and marketing expense. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, is re-measured using the option fair value and the stock-based compensation recognized during the period is adjusted accordingly. Since the fair value of these options is subject to change in the future, the amount of future compensation expense will include fair value re-measurements until the stock options are fully vested.

The year-end value of options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2011	2010
Exercise price	$2.01	$2.01
Expected risk-free interest rate	1.89%	3.30%
Expected volatility	57%	56%
Expected life (in years)	10 years	10 years
Expected dividend yield	0%	0%
Weighted average fair value	$1.84	$1.18

We recognized $202 and $32 of expense respectively in 2011 and 2010 related to these options with an estimated $134 of expense remaining to be recognized over the next year.

Stock Appreciation Rights

In September 2011, the Company granted stock appreciation rights to executives. The stock appreciation rights entitle the holder to the appreciation in value of the award as the award vests over a four-year period. The awards can be settled in cash or shares of common stock, at the Company’s option.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We measure the fair value of stock appreciation rights similar to stock options. Additionally stock appreciation rights are liability-classified awards that must be remeasured at fair value at the end of each reporting period, and cumulative compensation cost adjusted for changes in fair value. Compensation expense related to stock appreciation rights is recognized over the four-year vesting period using the straight-line method reduced for estimated forfeitures. None of the awards were vested at December 31, 2011. We recognized $45 of expense in 2011 related to these stock appreciation rights. Stock appreciation rights activity is summarized in the following table:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	—	$—	$—
Granted	626,000	2.25	1.02

Outstanding at December 31, 2011	626,000	$2.25	$1.29	8.9 years	$311

Exercisable at December 31, 2011	—	$—	$—	—	$—

The year-end value of stock appreciation rights granted were estimated using the Black Scholes option pricing model with the following assumptions:

Year Ended December 31, 2011
Weighted average exercise price	$2.25
Expected risk-free interest rate	0.36%
Expected volatility	65%
Expected life (in years)	3.5 years
Expected dividend yield	0%
Weighted average fair value	$1.29

Stock-based Compensation

The following table summarizes stock-based compensation expense for the respective periods:

	Years Ended December 31,
	2011	2010
Total cost of share-based payment plans	$1,603	$1,915
Amounts capitalized in internally developed software	(104)	(110)

Amounts charged against income, before income tax benefit	$1,499	$1,805

Amount of related income tax benefit recognized	$—	$—
Depreciation recognized for stock compensation capitalized in fixed assets	$137	$135

In 2011 and 2010, we have recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation as shown above.

As of December 31, 2011, we had $3,523 of unrecognized compensation cost related to non-vested stock-based awards granted to employees under all equity compensation plans, which includes restricted stock units, stock options, and stock appreciation rights. We expect to recognize this cost over a weighted average period of 1.6 years.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13: Common Stock

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2011
Options outstanding under the 1999 Stock Option Plan	998,528
Options and unvested stock awards outstanding under the 2004 Equity Incentive Plan	5,882,405
Additional equity awards that can be issued under the 2004 Equity Incentive Plan	451,318

Common stock reserved for future issuance	7,332,251

An additional 700,000 shares was authorized for issuance effective January 1, 2012 under the automatic annual increase provisions of the 2004 Equity Incentive Plan. We issue new shares for option exercises and vested restricted stock units.

Note 14: 401(k) Plan

We provide a defined contribution 401(k) plan for our employees. Participating employees may contribute a portion of their salary to the plan up to the maximum allowed by the federal tax guidelines. Additionally, we may make discretionary contributions to the plan. To date, no discretionary contributions have been made to the plan.

Note 15: Contract Termination Charge

We terminated our agreement that had allowed for integration of third party marketing design software solution with the Company’s marketing and business platform delivered as a software-as-a-service (“SaaS”) solution to Keller Williams real estate professionals. The termination was effective December 31, 2011. As a result, we were released from future minimum contractual liabilities totaling $2.6 million, as well as any and all future revenue sharing payments related to the revenue generated from the premium SaaS solutions being provided to Keller Williams professionals. We will pay early termination fees totaling $1.45 million including the $1.35 million unpaid and accrued as of year-end and $100 in a waived deposit.

Concurrently, both parties entered into a transitional services agreement for the period January 1, 2012 through June 30, 2012 for which we will pay $600,000.

Note 16: Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2011	2010
Cash paid (received) during the period for income taxes	$7	$(4,912)
Noncash investing and financing activities:
Increase in payables for property and equipment	$46	$—
Payable related to acquisition of noncontrolling interest in ActiveRain	$41	$—
Equity issued in acquisition of kwkly	$598	$—

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17: Subsequent Events

On March 8, 2012, we entered into an agreement with CENTURY 21 to provide a marketing platform to U.S.-based CENTURY 21 agents and offices that includes integrated components for customer relationship management (“CRM”), lead follow-up, marketing design for print and email, and office dashboards. The initial term of the agreement is two years from the date of product launch, which is expected to occur in the second half of 2012. During the initial term, the agreement requires CENTURY 21 to make minimum payments totaling $2.55 million. The Company also expects to generate additional revenue from premium SaaS solutions as well as other technology and marketing services that will be made available to the CENTURY 21 agents and brokerage offices in the U.S.

Market Leader, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2011	$12	$618	$594	(A)	$36
December 31, 2010	$29	$441	$458	(A)	$12

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended:
December 31, 2011	$13,546	$4,923	$—	$18,469
December 31, 2010	$9,359	$4,187	$—	$13,546