Form 10-Q
period 2012-03-31
Market Leader, Inc.
filed 2012-05-15
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

As of May 7, 2012, there were outstanding 25,690,277 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2012	2011
Revenues	$10,186	$7,242
Expenses:
Sales and marketing (1)	7,028	7,433
Technology and product development (1)	2,339	1,840
General and administrative (1)	1,855	1,603
Depreciation and amortization of property and equipment (2)	644	611
Amortization of acquired intangible assets	823	262

Total expenses	12,689	11,749

Loss from operations	(2,503)	(4,507)
Interest income and expense, net	9	26

Loss before income tax expense	(2,494)	(4,481)
Income tax expense	28	3

Net loss	(2,522)	$(4,484)
Net loss attributable to noncontrolling interest	—	(140)

Net loss attributable to Market Leader	$(2,522)	$(4,344)

Net loss per share attributable to Market Leader — basic and diluted	$(0.10)	$(0.17)

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	2012	2011
Sales and marketing	$355	$160
Technology and product development	50	43
General and administrative	228	160

	$633	$363

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	2012	2011
Technology and product development	$567	$577
General and administrative	77	34

	$644	$611

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$7,549	$7,958
Short-term investments	13,089	15,141
Trade accounts receivable, net of allowance of $69 and $36, respectively	871	729
Prepaid expenses and other current assets	1,164	1,733

Total current assets	22,673	25,561
Property and equipment, net of accumulated depreciation of $18,242 and $19,187, respectively	5,060	4,507
Acquired intangible assets, net of accumulated amortization of $10,810 and $9,988, respectively	9,994	10,762
Goodwill	1,861	1,861

Total assets	$39,588	$42,691

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$592	$1,120
Accrued compensation and benefits	2,328	2,599
Accrued expenses and other current liabilities	1,427	2,224
Deferred rent, current portion	230	230
Deferred revenue	1,303	1,056

Total current liabilities	5,880	7,229
Deferred rent, less current portion	170	249
Other noncurrent liabilities	240	95

Total liabilities	6,290	7,573
Shareholders’ equity:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,575,723 and 25,397,448 shares at March 31, 2012 and December 31, 2011, respectively	74,775	74,073
Accumulated deficit	(41,477)	(38,955)

Total shareholders’ equity	33,298	35,118

Total liabilities and shareholders’ equity	$39,588	$42,691

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	25,397,448	$74,073	$(38,955)	$35,118
Stock option exercises and vesting of restricted stock	268,450	259	—	259
Stock-based compensation	—	533	—	533
Value of equity awards withheld for tax liability and award exercises	(90,175)	(90)	—	(90)
Net loss	—	—	(2,522)	(2,522)

Balance at March 31, 2012	25,575,723	$74,775	$(41,477)	$33,298

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,522)	$(4,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	644	611
Amortization of acquired intangible assets	823	262
Stock-based compensation	633	363
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(135)	(100)
Prepaid expenses and other assets	387	191
Accounts payable	(239)	376
Accrued compensation and benefits	(271)	69
Accrued expenses and other current liabilities	(797)	(334)
Deferred rent	(79)	(34)
Deferred revenue	247	154

Net cash used in operating activities	(1,309)	(2,926)

Cash flows from investing activities:
Purchases of short-term investments	(2,998)	(4,958)
Sales of short-term investments	4,958	11,397
Purchases of property and equipment	(1,229)	(630)
Cash paid for acquisition of kwkly	—	(750)

Net cash provided by investing activities	731	5,059

Cash flows from financing activities:
Value of equity awards withheld for tax liability and award exercises	(90)	(19)
Proceeds from exercises of stock options	259	14

Net cash provided by (used in) financing activities	169	(5)

Net increase (decrease) in cash and cash equivalents	(409)	2,128
Cash and cash equivalents at beginning of period	7,958	16,687

Cash and cash equivalents at end of period	$7,549	$18,815

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The company serves more than 100,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software — including websites, contact management, a marketing center, and lead generation services — helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the company’s national consumer real estate sites, including Realestate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full year.

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

Subsequent Events — We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through May 15, 2012, the day the financial statements were issued.

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

Revenue Recognition

We generate the majority of our revenues from the services we provide to real estate professionals. In our agreements with agent and broker customers, we generally charge a one-time set-up fee and a monthly fixed fee for a monthly bundle of services. While some of the components may be sold on a standalone basis, all monthly services are provided in total over the term of the agreement and all are included in the monthly fee.

Our agreements with larger enterprises have multiple elements, and we recognize revenue by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered item(s) have value to the customer on a stand-alone basis; and (2) if the arrangement includes a right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) that is probable and within our control. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting. If the criteria for separation are met resulting in two or more units of accounting, we use the relative selling price method to allocate arrangement consideration to the individual units of accounting, subject to a limitation that the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized on a gross basis because for the services we provide to our customers, we are the primary obligor, have latitude in establishing price, and have discretion in supplier selection. Initial set-up fees are recognized as revenue on a straight-line basis over the estimated customer life or the life of the contract, whichever is longer, and payments received in advance of services being rendered are recognized on a straight-line basis over the service period. We provide software-as-a-service based products, where the customer does not have the contractual right to take possession of the software during the subscription period, and therefore software revenue recognition guidance is not applicable.

Concentration of risk

One customer accounted for 62% and 79% of the Company’s total accounts receivable balance as of March 31, 2012 and December 31, 2011, respectively.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $4,779 and $5,585 in money market funds as of March 31, 2012 and December 31, 2011 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

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

Note 2: Acquisition

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

These fair values were based on estimates as of the closing date of the acquisition. We used the income approach to value the identified trademarks/domain names and the cost-to-create method to value the developed technology. Under the income approach, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820.

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

For comparability purposes, the following table presents our unaudited pro forma revenue and earnings (loss) for the three month period ended March 31, 2011 had the Realestate.com, SharperAgent, and kwkly acquisitions occurred on January 1, 2011:

Three months ended March 31, 2011 (Unaudited)
Revenues	$8,389

Net loss attributable to Market Leader	$(10,495)

Included in the pro forma net loss is a $5 million asset impairment loss associated with RealEstate.com

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

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended March 31,
	2012	2011
Net loss attributable to Market Leader	$(2,522)	$(4,344)
Weighted average common shares outstanding	25,447	25,100
Dilutive effect of equity-based awards	—	—

Diluted Shares	25,447	25,100

Net loss per share—basic and diluted	$(0.10)	$(0.17)

Antidilutive equity-based awards	6,705	5,822

Unvested restricted stock units	580	722

Note 4: Cash, Cash Equivalents and Short-Term Investments

At March 31, 2012, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$2,770	$—	$2,770
Money market account	4,779	—	4,779

Cash and cash equivalents	$7,549	$—	$7,549

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$13,089	$2	$13,091

Short-Term investments	$13,089	$2	$13,091

At December 31, 2011, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$2,373	$—	$2,373
Money market account	5,585	—	5,585

Cash and cash equivalents	$7,958	$—	$7,958

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$10,183	$6	$10,189
Certificate of Deposit	4,958	2	4,960

Short-Term investments	$15,141	$8	$15,149

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

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 5: Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2012	2011
Cash paid during the period for income taxes	$12	$6
Non-cash investing and financing activities:
Increase in payables for property and equipment	$46	$26
Equity issued in acquisition of kwkly	$—	$598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the heading Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements. The forward-looking statements are made as of the date of this report, and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Our Business

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The company serves more than 100,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software — including websites, contact management, a marketing center, and lead generation services — helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the company’s national consumer real estate sites, including Realestate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Review of First Quarter 2012

We drove revenue growth again this quarter, representing the ninth sequential quarter of improved revenue. This revenue growth was driven by demand for our software-as-a-service products and our continued ability to leverage our relationships with more than 100,000 real estate customers to drive additional sales of premium software and marketing solutions. While we have also increased our operating expense over the past year as a result of growth in the business and costs associated with the businesses we acquired last year, we have improved our net income and Adjusted EBITDA significantly, demonstrating leverage in our operating model.

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

During the first quarter of 2012, we announced two new strategic relationships with real estate franchise networks. Century 21 Real Estate LLC, franchisor of the world’s largest real estate sales organization, chose Market Leader to provide its network of sales professionals with a new, state-of-the art marketing and CRM platform. Additionally, Better Homes and Gardens Real Estate LLC chose Market Leader to provide customized and best-of-breed technology to their network of 7,000 brokers and agents across the United States.

We also continued to work to enhance our software platform during the first quarter of 2012 and we made significant progress toward integrating the SharperAgent marketing campaign, design, and print capabilities into our broader software platform and plan to deliver these features as a major product upgrade to all of our customers in the coming months. The added features this software will provide are expected to further distance our offerings from the competition, while enhancing customer acquisition, engagement, and loyalty.

Finally, we continued to build RealEstate.com into an engaging destination and important resource for homebuyer and sellers. In addition, as we work to further enhance RealEstate.com, we are creating unique opportunities for real estate professionals to prominently showcase themselves as the local experts in the neighborhoods in which they work.

Results of Operations

Revenues

	Three months ended March 31,
	2012	2011
Revenues (in thousands)	$10,186	$7,242

Revenue for the first quarter of 2012 was $10.2 million, a 41% increase over the same period last year, reflecting the successful expansion of our software solutions driven in large part by the success of our franchise initiative with Keller Williams. In addition, SharperAgent contributed revenue of $0.9M during the quarter.

Based upon our view of the business today, we expect our strong revenue growth to continue in each of the remaining quarters of 2012.

Sales and Marketing

	Three months ended March 31,
	2012	2011
Total sales and marketing expense (in thousands)	$7,028	$7,433

Total sales and marketing expense as a % of revenue	69%	103%

Sales and marketing expense decreased for the three months ended March 31, 2012 when compared to the same period in 2011. Our customer servicing costs decreased significantly, primarily reflecting continued operational improvements in advertising as well as a shift to software-as-a-service revenue that does not require advertising costs. In addition, other customer support costs were relatively stable while managing a greatly expanded base of over 100,000 customers today from 19,000 at the beginning of 2011. These lower costs were partially offset by an increase in customer acquisition costs related to costs associated with last year’s strategic acquisitions as well as increased staffing and marketing targeted toward franchise network relationships.

For the remainder of 2012, we expect to continue to invest in customer acquisition to support our plans for revenue growth. In addition, customer support costs will increase modestly as we grow our customer base and continue to place an emphasis on customer retention. We expect total sales and marketing spend to decrease as a percentage of revenue throughout 2012.

Technology and Product Development

	Three months ended March 31,
	2012	2011
Total technology and product development expense (in thousands)	$2,339	$1,840

Total technology and product development expense as a % of revenue	23%	25%

Technology and product development expense increased 27% for the three month period ended March 31, 2012 compared to the same period in 2011. This increase reflects growth in the business, as well as the inclusion of costs for the businesses we acquired last year.

For the remainder of 2012, we expect the level of technology and product development expenses to remain fairly consistent, with a slight decrease in the second half of the year as our third party licensing agreement expires, and to decrease as a percentage of revenue as our revenue increases.

General and Administrative

	Three months ended March 31,
	2012	2011
Total general and administrative expense (in thousands)	$1,855	$1,603

Total general and administrative expense as a % of revenue	18%	22%

General and administrative expense for the three month period ended March 31, 2012 increased when compared to the same period in 2011, primarily due to the inclusion of costs for the businesses we acquired last year.

We expect quarterly general and administrative expenses to remain fairly consistent for the remainder of 2012, but to decrease as a percentage of revenue as our revenue increases.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased slightly for the three month period ended March 31, 2012 compared to the same period in 2011 due to the inclusion of depreciation from property and equipment acquired through business combinations in the prior year.

Amortization of Acquired Intangible Assets

Amortization of intangible assets increased for the three month period ended March 31, 2012 compared to the same period in 2011, due to the intangibles acquired throughout 2011.

Interest Income and Expense, net

Interest income, net decreased for the three month period ended March 31, 2012 compared to the same period in 2011, due to decreased rates of return on investments and lower investment balances.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We include a discussion of our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2011.

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the five quarters ended March 31, 2012. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands)
Operations Data:
Revenues	$10,186	$9,484	$8,979	$8,320	$7,242
Expenses:
Sales and marketing	7,028	6,638	6,976	6,710	7,433
Technology and product development	2,339	2,272	2,207	1,890	1,840
General and administrative	1,855	1,757	1,657	1,823	1,603
Depreciation and amortization of property and equipment	644	625	655	646	611
Amortization of acquired intangible assets	823	890	374	262	262
Loss on asset disposition	—	—	174	—	—
Contract termination charge	—	1,450	—	—	—

Total expenses	12,689	13,632	12,043	11,331	11,749

Loss from operations	(2,503)	(4,148)	(3,064)	(3,011)	(4,507)
Interest income and expense, net	9	1	15	18	26

Loss before income tax	(2,494)	(4,147)	(3,049)	(2,993)	(4,481)
Income tax expense (benefit)	28	(36)	3	3	3

Net loss	(2,522)	(4,111)	(3,052)	(2,996)	(4,484)
Net loss attributable to noncontrolling interest	—	(17)	(91)	(150)	(140)

Net loss attributable to Market Leader	$(2,522)	$(4,094)	$(2,961)	$(2,846)	$(4,344)

Adjusted EBITDA	$(403)	$(771)	$(1,524)	$(1,716)	$(3,271)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the US. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, loss on asset disposition, contract termination charges, net loss attributable to noncontrolling interest, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net loss attributable to Market Leader	$(2,522)	$(4,094)	$(2,961)	$(2,846)	$(4,344)
Less: Interest income, net	(9)	(1)	(15)	(18)	(26)
Add:
Net loss attributable to noncontrolling interest	—	(17)	(91)	(150)	(140)
Depreciation and amortization of property and equipment	644	625	655	646	611
Amortization of intangible assets	823	890	374	262	262
Loss on asset disposition	—	—	174	—	—
Contract termination charge	—	1,450	—	—	—
Stock-based compensation	633	412	337	387	363
Income tax expense (benefit)	28	(36)	3	3	3

Adjusted EBITDA	$(403)	$(771)	$(1,524)	$(1,716)	$(3,271)

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At March 31, 2012, our cash, cash equivalents and short-term investments totaled $20.6 million as compared to $23.1 million at December 31, 2011.

Liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return. As of March 31, 2012, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Three months Ended March 31,
	2012	2011
	(dollars in thousands)
Cash used in operating activities	$(1,309)	$(2,926)
Cash provided by investing activities	731	5,059
Cash provided by (used in) financing activities	169	(5)

Operating Activities

Net cash used in operating activities consists of our net loss adjusted for certain non-cash items, primarily depreciation, amortization, stock-based compensation, and the effects of changes in working capital. We used $1.3 million in cash from operations during the first three months of 2012, a decrease of $1.6 million compared to the same period in 2011. The decreased use of cash was primarily due to the decrease in our net loss.

Investing Activities

Cash provided by investing activities for the first three months of 2012 was $0.7 million compared to $5.1 million for the same period in 2011, primarily reflecting higher proceeds from net sales of short-term investments last year. Increased investment in capital asset acquisitions in the first quarter of 2012 were offset by the cash spent to acquire kwkly in the first quarter of last year.

Financing Activities

Cash provided by financing activities during the first three months of 2012 increased compared to the same period last year primarily due to increased proceeds from the exercise of employee stock options.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to 2 million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the first quarter of 2012. At March 31, 2012, 928,043 shares remain available for purchase under the share repurchase program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of March 31, 2012, we invested in U.S. Treasury securities money market funds with short-term weighted average duration and directly in U.S. Treasury securities. A hypothetical 10% increase/decrease in interest rates would not significantly increase/decrease our annual interest income and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations for the three ended March 31, 2012 and 2011 (unaudited), (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

+	Filed herewith.
*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Market Leader, Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/S/ JACQUELINE DAVIDSON
Jacqueline Davidson
Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: May 15, 2012