Form 10-Q
period 2012-06-30
Market Leader, Inc.
filed 2012-08-14
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

As of August 7, 2012, there were outstanding 26,064,652 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$11,074	$8,320	$21,260	$15,562
Expenses:
Sales and marketing (1)	6,999	6,710	14,027	14,143
Technology and product development (1)	2,762	1,890	5,101	3,730
General and administrative (1)	1,855	1,823	3,710	3,426
Depreciation and amortization of property and equipment (2)	768	646	1,412	1,257
Amortization of acquired intangible assets	836	262	1,659	524

Total expenses	13,220	11,331	25,909	23,080

Loss from operations	(2,146)	(3,011)	(4,649)	(7,518)
Interest income and expense, net	8	18	17	43

Loss before income tax expense	(2,138)	(2,993)	(4,632)	(7,475)
Income tax expense	8	3	36	6

Net loss	(2,146)	(2,996)	(4,668)	(7,481)
Net loss attributable to noncontrolling interest	—	(150)	—	(290)

Net loss attributable to Market Leader	(2,146)	(2,846)	(4,668)	(7,191)

Net loss per share attributable to Market Leader—basic and diluted	$(0.08)	$(0.11)	$(0.18)	$(0.29)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2012	2011	2012	2011
Sales and marketing	$440	$166	$795	$326
Technology and product development	67	45	117	88
General and administrative	295	176	523	336

	$802	$387	$1,435	$750

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2012	2011	2012	2011
Technology and product development	$678	$567	$1,245	$1,144
General and administrative	90	79	167	113

	$768	$646	$1,412	$1,257

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$14,234	$7,958
Short-term investments	6,993	15,141
Trade accounts receivable, net of allowance of $60 and $36, respectively	659	729
Prepaid expenses and other current assets	1,402	1,733

Total current assets	23,288	25,561
Property and equipment, net of accumulated depreciation of $18,752 and $19,187, respectively	4,955	4,507
Acquired intangible assets, net of accumulated amortization of $11,645 and $9,988, respectively	9,216	10,762
Goodwill	1,861	1,861

Total assets	$39,320	$42,691

Liabilities, Shareholders’ Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$610	$1,120
Accrued compensation and benefits	2,953	2,599
Accrued expenses and other current liabilities	1,610	2,224
Deferred rent, current portion	230	230
Deferred revenue	1,196	1,056

Total current liabilities	6,599	7,229
Deferred rent, less current portion	95	249
Other noncurrent liabilities	459	95

Total liabilities	7,153	7,573
Shareholders’ equity:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 25,930,748 and 25,397,448 shares at June 30, 2012 and December 31, 2011, respectively	75,790	74,073
Accumulated deficit	(43,623)	(38,955)

Total shareholders’ equity	32,167	35,118

Total liabilities and shareholders’ equity	$39,320	$42,691

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	25,397,448	$74,073	$(38,955)	$35,118
Stock option exercises and vesting of restricted stock	790,099	835	—	835
Stock-based compensation	—	1,144	—	1,144
Value of equity awards withheld for tax liability and award exercises	(256,799)	(262)	—	(262)
Net loss	—	—	(4,668)	(4,668)

Balance at June 30, 2012	25,930,748	$75,790	$(43,623)	$32,167

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,668)	$(7,481)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization of property and equipment	1,412	1,257
Amortization of acquired intangible assets	1,659	524
Stock-based compensation expense	1,435	750
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	70	(705)
Prepaid expenses and other current assets	258	13
Accounts payable	(216)	(397)
Accrued compensation and benefits	354	300
Accrued expenses and other current liabilities	(605)	65
Deferred rent	(154)	(107)
Deferred revenue	140	119

Net cash (used in) operating activities	(315)	(5,662)

Cash flows from investing activities:
Purchases of short-term investments	(6,991)	(20,329)
Maturities of short-term investments	14,958	19,397
Purchases of property and equipment	(1,949)	(1,061)
Cash paid for acquisition of kwkly	—	(750)

Net cash provided by (used in) investing activities	6,018	(2,743)

Cash flows from financing activities:
Value of equity awards withheld for tax liability and award exercises	(262)	(37)
Proceeds from exercises of stock options	835	14

Net cash provided by (used in) financing activities	573	(23)

Net decrease in cash and cash equivalents	6,276	(8,428)
Cash and cash equivalents at beginning of period	7,958	16,687

Cash and cash equivalents at end of period	$14,234	$8,259

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The company serves more than 100,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software – including websites, contact management, a marketing center, and lead generation services – helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the company’s national consumer real estate sites, including Realestate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full year.

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

Subsequent Events — We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 14, 2012, the day the financial statements were issued.

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

Revenue Recognition

We generate the majority of our revenues from the services we provide to real estate professionals. In our agreements with agent and broker customers, we generally charge a one-time set-up fee and a monthly fixed fee for a monthly bundle of services. While some of the components may be sold on a standalone basis, all services are provided on a monthly basis and are included in the monthly fee.

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

Concentration of risk

One customer accounted for 81% and 79% of the Company’s total accounts receivable balance as of June 30, 2012 and December 31, 2011, respectively.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $11,782 and $5,585 in money market funds as of June 30, 2012 and December 31, 2011 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Commitments and Contingencies

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the consolidated balance sheets or statements of operations.

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

For comparability purposes, the following table presents our unaudited pro forma revenue and loss had the Realestate.com, SharperAgent, and kwkly acquisitions occurred on January 1, 2011:

Six months ended June 30, 2011 (Unaudited)
Revenues	$17,924

Net loss attributable to Market Leader	$(14,466)

Included in the pro forma net loss is a $5 million asset impairment loss associated with RealEstate.com.

Note 3: Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share uses the weighted average common shares outstanding plus dilutive stock options, stock appreciation rights, and unvested restricted stock units using the treasury method. Because we have reported losses for the periods presented, none of our stock options or stock appreciation rights are included in the diluted per share calculations.

Restricted stock units are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions of vesting are satisfied. Stock options, stock appreciation rights, and unvested restricted stock units are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss attributable to Market Leader	$(2,146)	$(2,846)	$(4,668)	$(7,191)
Weighted average common shares outstanding	25,741	25,133	25,592	25,117
Dilutive effect of equity-based awards	—	—	—	—

Diluted shares	25,741	25,133	25,592	25,117

Net loss per share—basic and diluted	$(0.08)	$(0.11)	$(0.18)	$(0.29)

Antidilutive equity-based awards	6,882	6,158	6,882	6,158

Unvested restricted stock units	839	686	839	686

Note 4: Cash, Cash Equivalents and Short-Term Investments

At June 30, 2012, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$2,452	$—	$2,452
Money market account	11,782	—	11,782

Cash and cash equivalents	$14,234	$—	$14,234

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$6,993	$—	$6,993

Short-Term investments	$6,993	$—	$6,993

At December 31, 2011, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$2,373	$—	$2,373
Money market account	5,585	—	5,585

Cash and cash equivalents	$7,958	$—	$7,958

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$10,183	$6	$10,189
Certificate of Deposit	4,958	2	4,960

Short-Term investments	$15,141	$8	$15,149

Our U.S. Treasury bills and certificates of deposit are classified as held-to-maturity and the U.S. Treasury bills are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments and we classify these investments within the fair value hierarchy as a Level 1 asset. The estimated fair value of the certificate of deposit is based on a CD pricing model and we classify this investment within the fair value hierarchy as a Level 2 asset. All of our investments have contractual maturities of one year or less.

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 5: Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2012	2011
Cash paid during the period for income taxes	$12	$6
Non-cash investing and financing activities:
Increase in payables for property and equipment	$6	$9
Equity issued in acquisition of kwkly	$—	$598

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

Overview

Our Business

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. We serve more than 100,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Our subscription-based real estate marketing software – including websites, contact management, a marketing center, and lead generation services – helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, our national consumer real estate sites, including Realestate.com, give our customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Review of Second Quarter 2012

We drove revenue growth again this quarter, representing the tenth sequential quarter of improved revenue and the second largest increase in sequential quarterly revenue in more than six years. This revenue growth was driven by demand for our software-as-a-service products and our continued ability to leverage our relationships with more than 100,000 customers to drive additional sales of premium software and marketing solutions.

As a result of growth in the business and costs associated with the businesses we acquired over the past year, operating expenses have increased. Despite this, a significant improvement in our net loss resulted in our achievement of Adjusted EBITDA profitability for the second quarter, and demonstrated leverage in our operating model.

Our goal is to return to profitable growth over time, and we believe that to do so requires continued investment in cost-effective customer acquisition to drive and sustain revenue growth. Our strategy includes initiatives to build and maintain sales and marketing channel partnerships with major franchise networks and large brokerage companies. These strategic relationships enable us to tap into the influence, credibility, and existing sales and marketing infrastructure of these franchise networks to cost-effectively acquire high-value customers.

Under these strategic agreements, we typically provide a base level version of our software to agents and brokers enterprise-wide in exchange for specified contractual revenue over a number of years. These enterprise customers have a business incentive to partner with us and drive broad platform adoption of our software-as-a-service solutions, because it helps foster success and performance improvements within their agent base. Our strategy is to leverage the resulting broad adoption to sell recurring subscriptions to premium services, including both software upgrades and marketing services. This strategy has contributed to our strong revenue growth, and we expect to extend our success in the enterprise space with the two additional major franchise agreements, signed earlier this year.

In addition to the franchise-driven growth, Market Leader’s ActiveRain community, a real estate social networking platform, has continued to expand its membership. Together with our software customer base, ActiveRain membership gives us access to one out of every three real estate professionals in North America. This broad access provides us what we believe to be a unique and competitive advantage, and one that will serve as a low cost distribution channel for the company’s premium services.

We are leveraging our distribution to gain traction with two new premium services. During the second quarter, we broadened our software platform by providing our customers with an integrated consumer marketing system that includes more than 4,000 online and offline marketing campaigns. We acquired this consumer marketing software with our acquisition of SharperAgent in the third quarter of last year. The integration of this application with our software-as-a-service platform adds new value for existing customers while enhancing their productivity. As a result, we expect this major upgrade to help drive improved customer loyalty over time as well as sales to new customers in upcoming quarters.

We also demonstrated traction with RealEstate.com, our newest premium service, which contributed to our revenue growth this quarter. Since acquiring RealEstate.com in the third quarter of 2011, we have created a number of important enhancements to the site and plan to deliver further enhancements in the coming months. We integrated RealEstate.com with our software platform and are now providing our customers with the opportunity to leverage RealEstate.com to drive new business and differentiate themselves in their local markets.

Results of Operations

Revenues

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues (in thousands)	$11,074	$8,320	$21,260	$15,562

Revenues increased 33% and 37% for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. We drove this revenue growth with the sales of premium products, including our new RealEstate.com service and our newly integrated consumer marketing system. In addition, SharperAgent contributed revenue of $1.0 million and $1.9 million for the three and six month periods ended June 30, 2012.

Based upon our view of the business today, we expect similar sequential quarterly revenue growth to continue in the second half of 2012. Revenue from new enterprise agreements signed earlier this year are expected to begin driving revenue in the fourth quarter.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total sales and marketing expense (in thousands)	$6,999	$6,710	$14,027	$14,143

Total sales and marketing expense as a % of revenue	63%	81%	66%	91%

Sales and marketing expense increased for the three month period and decreased for the sixth month period ended June 30, 2012 compared to the same periods in 2011. Sales and marketing expense has improved significantly as a percentage of revenue in 2012. Costs have remained relatively steady, while revenue has increased over 30%. Our customer servicing costs decreased significantly reflecting continued operational improvements in advertising. The lower customer servicing costs were offset by an increase in customer acquisition costs related to costs associated with last year’s strategic acquisitions as well as increased staffing and marketing targeted towards franchise network relationships.

For the remainder of 2012, we expect to continue to invest in customer acquisition to support our plans for revenue growth. In addition, customer support costs will increase modestly as we grow our customer base and continue to expand our product with features such as the marketing campaign, design, and print capabilities. We expect total sales and marketing expense to decrease as a percentage of revenue throughout the second half of 2012.

Technology and Product Development

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total technology and product development expense (in thousands)	$2,762	$1,890	$5,101	$3,730

Total technology and product development expense as a % of revenue	25%	23%	24%	24%

Technology and product development expense increased for the three and six month periods ended June 30, 2012 compared to the same periods in 2011. The increase reflects growth in the business and the pace of our product innovation as well as the inclusion of costs for the businesses we acquired last year.

For the remainder of 2012, we expect our technology and product development expenses to decrease in the second half of the year primarily due to the expiration of a software licensing contract effective June 30, 2012 pursuant to which we were paying $300,000 per quarter.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total general and administrative expense (in thousands)	$1,855	$1,823	$3,710	$3,426

Total general and administrative expense as a % of revenue	17%	22%	17%	22%

General and administrative expense for the three and six month periods ended June 30, 2012 increased when compared to the same periods in 2011, primarily due to the inclusion of costs for the businesses we acquired last year.

We expect quarterly general and administrative expenses to remain fairly consistent for the remainder of 2012, and to decrease as a percentage of revenue as our revenue increases.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased for the three and six month periods ended June 30, 2012 compared to the same periods in 2011 due to additional depreciation expense on capitalized software development and the inclusion of depreciation from property and equipment acquired through business combinations in the prior year.

Amortization of Acquired Intangible Assets

Amortization of intangible assets increased for the three and six month periods ended June 30, 2012 compared to the same periods in 2011, due to the intangibles acquired through business combinations in 2011.

Interest Income and Expense, Net

Interest income, net decreased for the three and six month periods ended June 30, 2012 compared to the same periods in 2011, due to decreased rates of return on investments and lower investment balances.

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

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the six quarters ended June 30, 2012. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	June 30, 2012	Mar 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands)
Operations Data:
Revenues	$11,074	$10,186	$9,484	$8,979	$8,320	$7,242
Expenses:
Sales and marketing	6,999	7,028	6,638	6,976	6,710	7,433
Technology and product development	2,762	2,339	2,272	2,207	1,890	1,840
General and administrative	1,855	1,855	1,757	1,657	1,823	1,603
Depreciation and amortization of property and equipment	768	644	625	655	646	611
Amortization of acquired intangible assets	836	823	890	374	262	262
Loss on asset disposition	—	—	—	174	—	—
Contract termination charge	—	—	1,450	—	—	—

Total expenses	13,220	12,689	13,632	12,043	11,331	11,749

Loss from operations	(2,146)	(2,503)	(4,148)	(3,064)	(3,011)	(4,507)
Interest income and expense, net	8	9	1	15	18	26

Loss before income tax	(2,138)	(2,494)	(4,147)	(3,049)	(2,993)	(4,481)
Income tax expense	8	28	(36)	3	3	3

Net loss	(2,146)	(2,522)	(4,111)	(3,052)	(2,996)	(4,484)
Net loss attributable to noncontrolling interest	—	—	(17)	(91)	(150)	(140)

Net loss attributable to Market Leader	$(2,146)	$(2,522)	$(4,094)	$(2,961)	$(2,846)	$(4,344)

Adjusted EBITDA	$260	$(403)	$(771)	$(1,524)	$(1,716)	$(3,271)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, loss on asset disposition,contract termination charges, net loss attributable to noncontrolling interest, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net loss attributable to Market Leader	$(2,146)	$(2,522)	$(4,094)	$(2,961)	$(2,846)	$(4,344)
Less: Interest income, net	(8)	(9)	(1)	(15)	(18)	(26)
Add:
Net loss attributable to noncontrolling interest	—	—	(17)	(91)	(150)	(140)
Depreciation and amortization of property and equipment	768	644	625	655	646	611
Amortization of intangible assets	836	823	890	374	262	262
Loss on asset disposition	—	—	—	174	—	—
Contract termination charge	—	—	1,450	—	—	—
Stock-based compensation	802	633	412	337	387	363
Income tax expense (benefit)	8	28	(36)	3	3	3

Adjusted EBITDA	$260	$(403)	$(771)	$(1,524)	$(1,716)	$(3,271)

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At June 30, 2012, our cash, cash equivalents and short-term investments totaled $21.2 million compared to $20.6 million at March 31, 2012.

Liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return. As of June 30, 2012, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Six months Ended June 30,
	2012	2011
	(dollars in thousands)
Cash (used in) from operating activities	$(315)	$(5,662)
Cash used in investing activities	6,018	(2,743)
Cash used in financing activities	573	(23)

Operating Activities

Net cash used in operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation and the effects of changes in working capital. We used $0.3 million in cash from operations during the first six months of 2012, a decrease of $5.3 million compared to the same period in 2011. The decrease was primarily due a decrease in our net loss that included increased amounts of non-cash charges, amortization and stock compensation expense.

Investing Activities

Cash provided by investing activities for the first six months of 2012 was $6.0 million compared to $2.7 million used in investing activities for the same period in 2011. During the first six months of 2012, we had net maturities of short-term investments of $8.0 million compared to net purchases of $0.9 million in the same period in 2011.

Financing Activities

Cash provided by financing activities during the first six months of 2012 increased when compared to the same period last year primarily due to increased proceeds from the exercise of employee stock options.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to two million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the second quarter of 2012. At June 30, 2012, 928,043 shares remain available for purchase under the share repurchase program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of June 30, 2012, we invested in U.S. Treasury securities money market funds with short-term weighted average duration and directly in U.S. Treasury securities. A hypothetical 10% increase/decrease in interest rates would not significantly increase/decrease our annual interest income and cash flows.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited), (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson
Chief Financial Officer
Authorized Officer and Principal Financial
Officer and Principal Accounting Officer

Date: August 14, 2012