Form 10-Q
period 2012-09-30
Market Leader, Inc.
filed 2012-11-09
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

As of November 2, 2012, there were outstanding 26,447,647 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$11,691	$8,979	$32,951	$24,541
Expenses:
Sales and marketing (1)	7,699	6,976	21,726	21,119
Technology and product development (1)	2,265	2,207	7,366	5,937
General and administrative (1)	2,064	1,657	5,774	5,083
Depreciation and amortization of property and equipment (2)	754	655	2,166	1,912
Amortization of acquired intangible assets	849	374	2,508	898
Loss on asset disposition	—	174	—	174

Total expenses	13,631	12,043	39,540	35,123

Loss from operations	(1,940)	(3,064)	(6,589)	(10,582)
Interest income and expense, net	7	15	24	59

Loss before income tax expense	(1,933)	(3,049)	(6,565)	(10,523)
Income tax expense	10	3	46	9

Net loss	(1,943)	(3,052)	(6,611)	(10,532)
Net loss attributable to noncontrolling interest	—	(91)	—	(381)

Net loss attributable to Market Leader	(1,943)	(2,961)	(6,611)	(10,151)

Net loss per share—basic and diluted	$(0.07)	$(0.12)	$(0.26)	$(0.40)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2012	2011	2012	2011
Sales and marketing	$672	$145	$1,467	$471
Technology and product development	132	52	249	140
General and administrative	470	140	993	476

	$1,274	$337	$2,709	$1,087

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2012	2011	2012	2011
Technology and product development	$664	$605	$1,909	$1,749
General and administrative	90	50	257	163

	$754	$655	$2,166	$1,912

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,081	$7,958
Short-term investments	15,068	15,141
Trade accounts receivable, net of allowance of $46 and $36, respectively	678	729
Prepaid expenses and other current assets	1,270	1,733

Total current assets	24,097	25,561
Property and equipment, net of accumulated depreciation of $15,394 and $19,187, respectively	5,102	4,507
Acquired intangible assets, net of accumulated amortization of $12,495 and $9,988, respectively	8,425	10,762
Goodwill	1,861	1,861

Total assets	$39,485	$42,691

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$984	$1,120
Accrued compensation and benefits	3,322	2,599
Accrued expenses and other current liabilities	1,176	2,224
Deferred rent, current portion	249	230
Deferred revenue	1,068	1,056

Total current liabilities	6,799	7,229
Deferred rent, less current portion	—	249
Other noncurrent liabilities	968	95

Total liabilities	7,767	7,573
Shareholders’ equity and noncontrolling interest:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 26,393,146 and 25,397,448 shares at September 30, 2012 and December 31, 2011, respectively	77,284	74,073
Accumulated deficit	(45,566)	(38,955)

Total shareholders’ equity	31,718	35,118

Total liabilities and shareholders’ equity	$39,485	$42,691

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	25,397,448	$74,073	$(38,955)	$35,118
Stock option exercises and vesting of restricted stock	1,283,177	1,687	—	1,687
Stock-based compensation	—	1,952	—	1,952
Value of equity awards withheld for tax liability and award exercises	(287,479)	(428)	—	(428)
Net loss	—	—	(6,611)	(6,611)

Balance at September 30, 2012	26,393,146	$77,284	$(45,566)	$31,718

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,611)	$(10,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,166	1,912
Amortization of acquired intangible assets	2,508	898
Stock-based compensation expense	2,709	1,087
Loss on asset disposition	—	174
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	52	(567)
Prepaid expenses and other current assets	570	(231)
Accounts payable	(2)	(155)
Accrued compensation and benefits	723	711
Accrued expenses and other current liabilities	(1,043)	(268)
Deferred rent	(230)	(184)
Deferred revenue	12	329

Net cash provided by(used in) operating activities	854	(6,826)

Cash flows from investing activities:
Purchases of short-term investments	(18,102)	(20,329)
Maturities of short-term investments	17,958	26,404
Purchases of property and equipment	(2,846)	(1,875)
Cash paid for acquisition of RealEstate.com	—	(8,250)
Cash paid for acquisition of SharperAgent, net of cash acquired	—	(1,656)
Cash paid for acquisition of kwkly	—	(750)

Net cash used in investing activities	(2,990)	(6,456)

Cash flows from financing activities:
Value of equity awards withheld for tax liability and award exercises	(428)	(235)
Proceeds from exercises of stock options	1,687	14

Net cash provided by (used in) financing activities	1,259	(221)

Net decrease in cash and cash equivalents	(877)	(13,503)
Cash and cash equivalents at beginning of period	7,958	16,687

Cash and cash equivalents at end of period	$7,081	$3,184

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, Inc. (“Market Leader” or the “Company”) founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The company serves more than 100,000 customers – real estate agents, brokerages and franchisors – offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software – including websites, contact management, a marketing center, and lead generation services – helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the Company’s national consumer real estate sites, including RealEstate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full year.

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

Subsequent Events — We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 9, 2012, the day the financial statements were issued.

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

Our agreements with larger enterprises have multiple elements, and we recognize revenue by determining whether each element can be separated into a unit of accounting based on the following criteria: (1) the delivered item(s) have value to the customer on a stand-alone basis; and (2) if the arrangement includes a right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is probable and within our control. If the criteria are not met, elements included in an arrangement are accounted for as a single unit of accounting. If the criteria for separation are met resulting in two or more units of accounting, we use the relative selling price method to allocate arrangement consideration to the individual units of accounting, subject to a limitation that the amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

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

Concentration of risk

One customer accounted for 80% and 79% of the Company’s total accounts receivable balance as of September 30, 2012 and December 31, 2011, respectively.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $3,036 and $5,585 in money market funds as of September 30, 2012 and December 31, 2011 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

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

Below is a summary of the total consideration transferred:

Cash	$750
Stock	400
Stock options	198

$1,348

The recognized amount of identifiable assets acquired:

Identifiable intangible assets	$570
Goodwill	778

$1,348

The intangible assets acquired and their respective weighted average lives are as follows:

	Amount	Weighted Average Life
Developed technology	$445	3.0 years
Customer relationships	50	3.0 years
Home listings Data Feeds	75	1.0 years

	$570	2.7 years

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

For comparability purposes, the following table presents our unaudited pro forma revenue and loss had the RealEstate.com, SharperAgent, and kwkly acquisitions occurred on January 1, 2011:

Nine months ended September 30, 2011 (Unaudited)
Revenues	$27,544

Net loss attributable to Market Leader	$(18,675)

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

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss attributable to Market Leader	$(1,943)	$(2,961)	$(6,611)	$(10,151)
Weighted average common shares outstanding	26,099	25,273	25,761	25,169
Dilutive effect of equity-based awards	—	—	—	—

Diluted shares	26,099	25,273	25,761	25,169

Net loss per share—basic and diluted	$(0.07)	$(0.12)	$(0.26)	$(0.40)

Antidilutive equity-based awards	6,544	6,603	6,544	6,603

Unvested restricted stock units	719	657	719	657

Note 4: Cash, Cash Equivalents and Short-Term Investments

At September 30, 2012, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$4,045	$—	$4,045
Money market account	3,036	—	3,036

Cash and cash equivalents	$7,081	$—	$7,081

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$15,068	$3	$15,071

Short-Term investments	$15,068	$3	$15,071

At December 31, 2011, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$2,373	$—	$2,373
Money market account	5,585	—	5,585

Cash and cash equivalents	$7,958	$—	$7,958

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$10,183	$6	$10,189
Certificate of Deposit	4,958	2	4,960

Short-Term investments	$15,141	$8	$15,149

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

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 5: Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2012	2011
Cash paid during the period for income taxes	$12	$7
Non-cash investing and financing activities:
Increase in payables for property and equipment	$20	$3
Equity issued in acquisition of kwkly	$—	$598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

Market Leader, Inc., founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. We serve more than 100,000 customers – real estate agents, brokerages and franchisors – offering complete end-to-end solutions that enable them to grow and manage their businesses. Our subscription-based real estate marketing software – including websites, contact management, a marketing center, and lead generation services – helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, our national consumer real estate sites, including RealEstate.com, give our customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Review of Third Quarter 2012

We achieved our eleventh consecutive quarter of improved revenue in the third quarter, driven by demand for our software-as-a-service products as well as the continued ability to leverage our relationships with more than 100,000 customers to drive additional sales of premium services.

Our continued revenue growth and ongoing management of our cost structure resulted in a significant increase in Adjusted EBITDA profitability for the third quarter, and continued demonstration of leverage in our operating model. This financial progress was achieved despite higher operating expenses associated with revenue growth as well as costs associated with the businesses we acquired over the past year.

Our goal is to return to profitable growth over time, and we believe that to do so requires continued investment in cost-effective customer acquisition to drive and sustain revenue growth. We sell directly to individual real estate offices and their agents, which has long been a core competency for us. Starting in 2011, we have also implemented an effective strategy to build and maintain sales and marketing channel partnerships with major franchise networks and large brokerage companies to sell from the top down. These strategic relationships enable us to tap into the influence, credibility, and existing sales and marketing infrastructure of these franchise networks to let us cost-effectively acquire high-value customers.

Under these strategic agreements, we typically provide a base level version of our software-as-a-service products to agents and brokers enterprise-wide in exchange for specified contractual revenue over a number of years. These enterprise customers have a business incentive to partner with us and drive broad platform adoption of our software-as-a-service solutions, because it helps foster success and performance improvements within their agent base. Our strategy is to leverage the resulting broad access to sell recurring subscriptions to our premium services, including both software upgrades and marketing services. This strategy has contributed to our strong revenue growth.

We expect to extend our success in the enterprise space with the two additional major franchise agreements that were signed earlier this year with CENTURY 21 Real Estate and Better Homes and Gardens Real Estate LLC when those products are delivered.

In addition to the franchise-driven growth, our ActiveRain community, a real estate social networking platform, has continued to expand its membership. Combined with our software-as-a-service customers, ActiveRain membership gives us access to one out of every three real estate professionals in North America. This broad access offers a unique competitive advantage and one that will serve as a low cost distribution channel for our premium services both within and beyond our franchise partners.

Results of Operations

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues (in thousands)	$11,691	$8,979	$32,951	$24,541

Revenues increased 30% and 34% for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. We drove this revenue growth with the sales of premium products to our growing customer base, including our new RealEstate.com service and our newly integrated consumer marketing system. In addition, SharperAgent, which we acquired on August 1, 2011, contributed revenue of $0.9 million and $2.7 million for the three and nine month periods ended September 30, 2012 compared to $0.4 million for the three and nine month periods ended September 30, 2011.

We expect continued revenue growth in the coming quarters driven by continued growth from our Keller Williams customers, revenue from our new enterprise relationships, an increased investment in customer acquisition, and upsells of our premium services to our broad customer base. For the fourth quarter, we expect a sequential quarterly revenue increase similar to the increase in the third quarter, and the fourth quarter will include the initial revenue from our CENTURY 21 Real Estate agreement that was launched in late October.

Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total sales and marketing expense (in thousands)	$7,699	$6,976	$21,726	$21,119

Total sales and marketing expense as a % of revenue	66%	78%	66%	86%

Sales and marketing expense increased for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. Sales and marketing expense has improved significantly as a percentage of revenue in 2012 as costs have remained relatively steady while revenue increased. We have continued to increase our customer acquisition costs due in part to the businesses we acquired last year and increased marketing targeted at franchise network relationships. The customer acquisition cost increase was offset by a decline in our customer support costs due to continued operational improvements. In the third quarter of 2012, sales and marketing expense increased due to an increase in variable stock compensation expense, as well as increased customer acquisition activities.

We expect to increase our investment in customer acquisition activities to drive accelerated revenue growth. We began adding additional sales professionals late in the third quarter, and expect to invest in additional sales capacity and marketing programs in the fourth quarter and into 2013. Customer support costs are expected to increase as we grow our customer base, but at a rate slower than our revenue growth as we continue to leverage operating efficiencies. As we continue to invest in additional sales capacity and marketing programs to increase our customer base, we expect our sales and marketing expenses to increase but to remain fairly consistent as a percentage of revenue for the remainder of 2012.

Technology and Product Development

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total technology and product development expense (in thousands)	$2,265	$2,207	$7,366	$5,937

Total technology and product development expense as a % of revenue	19%	25%	22%	24%

Technology and product development expense increased for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. The increase reflects growth in the business and the pace of our product innovation as well as the inclusion of costs for the businesses we acquired last year.

We expect to continue to invest in technology and product development to support our existing customers, to deliver products to new enterprise customers and to develop new products to sell into our customer base. For the remainder of 2012, we expect our technology and product development expenses to remain fairly consistent as we continue to enhance our product offerings, and to decrease as a percentage of revenue.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total general and administrative expense (in thousands)	$2,064	$1,657	$5,774	$5,083

Total general and administrative expense as a % of revenue	18%	18%	18%	21%

General and administrative expense for the three and nine month periods ended September 30, 2012 increased when compared to the same periods in 2011 due primarily to the inclusion of costs for the businesses we acquired last year.

We expect quarterly general and administrative expenses to remain fairly consistent for the remainder of 2012, and to decrease as a percentage of revenue.

Stock-based Compensation

Stock-based compensation expense increased for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 primarily due to the impact of our stock price increase on our non-employee share-based payment and our liability-classified stock appreciation rights that are both re-measured at the end of each reporting period. These awards were re-valued at the end of the third quarter when the share price used to re-measure the value of the liability awards was $6.57, an increase from $4.95 at the beginning of the quarter. As of September 30, 2012 a one dollar difference in our stock price would have affected the stock-based compensation expense by approximately $400,000.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 due to our ongoing additions to capitalized software development and the inclusion of depreciation from property and equipment acquired through business combinations in the prior year.

Amortization of Acquired Intangible Assets

Amortization of intangible assets increased for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 due to the intangible assets acquired through business combinations in 2011.

Loss on Disposition of Asset

We had a loss on an asset disposition in the third quarter of 2011 of $174,000 as we elected to abandon previously capitalized software.

Interest Income and Expense, Net

Interest income remains immaterial as liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return.

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

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the seven quarters ended September 30, 2012. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands)
Operations Data:
Revenues	$11,691	$11,074	$10,186	$9,484	$8,979	$8,320	$7,242
Expenses:
Sales and marketing	7,699	6,999	7,028	6,638	6,976	6,710	7,433
Technology and product development	2,265	2,762	2,339	2,272	2,207	1,890	1,840
General and administrative	2,064	1,855	1,855	1,757	1,657	1,823	1,603
Depreciation and amortization of property and equipment	754	768	644	625	655	646	611
Amortization of acquired intangible assets	849	836	823	890	374	262	262
Loss on asset disposition	—	—	—	—	174	—	—
Contract termination charge	—	—	—	1,450	—	—	—

Total expenses	13,631	13,220	12,689	13,632	12,043	11,331	11,749

Loss from operations	(1,940)	(2,146)	(2,503)	(4,148)	(3,064)	(3,011)	(4,507)
Interest income and expense, net	7	8	9	1	15	18	26

Loss before income tax	(1,933)	(2,138)	(2,494)	(4,147)	(3,049)	(2,993)	(4,481)
Income tax expense	10	8	28	(36)	3	3	3

Net loss	(1,943)	(2,146)	(2,522)	(4,111)	(3,052)	(2,996)	(4,484)
Net loss attributable to noncontrolling interest	—	—	—	(17)	(91)	(150)	(140)

Net loss attributable to Market Leader	$(1,943)	$(2,146)	$(2,522)	$(4,094)	$(2,961)	$(2,846)	$(4,344)

Adjusted EBITDA	$937	$260	$(403)	$(771)	$(1,524)	$(1,716)	$(3,271)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, net loss attributable to noncontrolling interest, loss on asset disposition, contract termination charge, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net loss attributable to Market Leader	$(1,943)	$(2,146)	$(2,522)	$(4,094)	$(2,961)	$(2,846)	$(4,344)
Less: Interest income, net	(7)	(8)	(9)	(1)	(15)	(18)	(26)
Add:
Net loss attributable to noncontrolling interest	—	—	—	(17)	(91)	(150)	(140)
Depreciation and amortization of property and equipment	754	768	644	625	655	646	611
Amortization of intangible assets	849	836	823	890	374	262	262
Loss on asset disposition	—	—	—	—	174	—	—
Contract termination charge	—	—	—	1,450	—	—	—
Stock-based compensation	1,274	802	633	412	337	387	363
Income tax expense	10	8	28	(36)	3	3	3

Adjusted EBITDA	$937	$260	$(403)	$(771)	$(1,524)	$(1,716)	$(3,271)

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At September 30, 2012, our cash, cash equivalents and short-term investments totaled $22.1 million compared to $21.2 million at June 30, 2012.

Liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return. As of September 30, 2012, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

The following table presents summary cash flow data:

	Nine months Ended September 30,
	2012	2011
	(dollars in thousands)
Cash provided by(used in) operating activities	$854	$(6,826)
Cash used in investing activities	(2,990)	(6,456)
Cash provided by (used in) financing activities	1,259	(221)

Operating Activities

Net cash from operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation and the effects of changes in working capital. We generated $0.9 million in cash from operations during the first nine months of 2012, an increase of $7.7 million compared to the same period in 2011. The increase was primarily due to improved operating results.

Investing Activities

Cash used in investing activities for the first nine months of 2012 was $3.0 million compared to $6.5 million for the same period in 2011. During the first nine months of 2011, as we spent $10.7 million for acquisitions and we used cash as well as proceeds from our net short-term investment maturities of $6.1 million to fund those acquisitions. In addition, during 2012, we increased our investments in fixed assets by $1 million, primarily due to increased software development activity.

Financing Activities

Cash from financing activities during the first nine months of 2012 increased when compared to the same period last year primarily due to increased proceeds from the exercise of employee stock options.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to two million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the third quarter of 2012. At September 30, 2012, 928,043 shares remain available for purchase under the share repurchase program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of September 30, 2012, we invested in U.S. Treasury securities money market funds with short-term weighted average duration and directly in U.S. Treasury securities. A hypothetical 10% increase/decrease in interest rates would not significantly increase/decrease our annual interest income and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited), (ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson
Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: November 9, 2012