Form 10-K
period 2012-12-31
Market Leader, Inc.
filed 2013-03-15
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐                                 Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2012 as reported on The Nasdaq Global Select Market was approximately $112,896,000.

As of March 8, 2013, there were outstanding 26,817,512 shares of the registrant’s common stock which is the only class of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Market Leader, Inc.’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

Our Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements relating to our anticipated plans, products, services, and financial performance. Other than statements of historical fact, all statements made in this Annual Report on Form 10-K are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position , and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. The words “will,” “should,” “plan,” “estimate,” “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that could affect the company’s actual results include its ability to retain and increase its customer base, including enterprise customers and real estate professionals, to sell premium products to real estate professionals associated with enterprise customers, to continue to grow revenues, to respond to competitive threats and real estate market conditions, to develop new products, and to develop new revenue sources and other matters discussed in “Risk Factors” contained in Item 1A. of this Annual Report on Form 10-K. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. The forward-looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any of these statements to reflect events or circumstances after the date hereof.

Unless the context requires otherwise, the terms “Market Leader,” the “Company,” “we,” “us” and “our” refer to Market Leader, Inc. and its subsidiaries.

Company Background and Overview

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. We serve 125,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Our subscription-based real estate marketing software and services help customers generate a steady stream of prospects, plus provide the systems and training they need to convert those prospects into clients. In addition, our national consumer real estate sites, including www.realestate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

We offer our services to real estate professionals, both directly and through marketing relationships with leading franchise networks. Starting in 2011, with the announcement of our selection by Keller Williams Realty International to provide our comprehensive end-to-end marketing solution to its entire franchise organization of approximately 80,000 professionals, we implemented an effective strategy to build and maintain sales and marketing channel relationships with major franchise networks and large brokerage companies to sell from the top down. These strategic relationships enable us to tap into the influence, credibility, and existing sales and marketing infrastructure of these franchise networks in order to cost-effectively acquire high-value, premium customers.

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

We extended our access in the enterprise space with the signing of two additional agreements in 2012 with CENTURY 21 Real Estate LLC and Better Homes and Gardens Real Estate LLC, both national franchisors.

At the core of our value proposition is a comprehensive software-as-a-service-based marketing solution for real estate professionals. We provide a personalized, customer-branded website, with complete multiple listing service (MLS) integration, that is optimized to generate consumer response. We also enable real estate professionals to leverage a library of sales and marketing materials in order to design, create, publish, and manage their own personalized marketing campaigns. And we provide tools to generate traffic and leads, and engage with all of their contacts and clients through our proprietary customer relationship management (CRM) tool. All of these services are delivered as one tightly integrated solution that we believe is unparalleled in comprehensiveness, power, and ease of use.

Our software-as-a-service based products are delivered primarily through a single, flexible and robust software platform that can be configured and integrated with other services to create customized solutions for our enterprise customers. These software-as-a-service based products extend our legacy as an innovator of internet-based marketing services for real estate professionals since our inception.

Our original business model pioneered online lead-generation services for real estate agents. Our traditional lead-generation products, HouseValues® and JustListed®, delivered home seller or buyer leads to customers.

These traditional products drove extremely rapid growth in our early years that was aided in part by a robust residential real estate market. When the slowdown in real estate transactions led to declines in our traditional business, we adapted by significantly reducing expenses in all categories. Sales efforts associated with traditional products were curtailed and related development was discontinued. By utilizing the cash flows of our traditional business, we preserved our capital, enhanced our ability to invest in new products, and to rebuild the Company around more powerful, software-as-a-service offerings.

During 2011 we continued to enhance our software-as-a-service based offering and our presence in the marketing services segment through our acquisitions of SharperAgent and asset of RealEstate.com. During 2012 we integrated SharperAgent’s marketing campaign, design, and print capabilities into our software platform. The integration of this application with our software-as-a-service platform adds new value for existing customers while enhancing their productivity. In addition during 2012, we released a number of important enhancements to RealEstate.com and Housevalues.com and have integrated both with our software-as-a-service platform, providing our customers with the opportunity to leverage consumer engagement through these national real estate websites to drive new business and differentiate themselves in their local markets.

Services for Our Customers — Real Estate Professionals

We provide the majority of our real estate professional customers with software-as-a-service-based marketing services, a bundle of services that may include some or all of the following:

•

Software-as-a-service, including customer relationship management (CRM) tools, personalized websites, marketing tools, and content designed to help our customers build online relationships with prospective home buyers and sellers.

Our cloud-based system helps our real estate professional customers manage and cultivate prospects. By automating many of the repetitive tasks that are required in order to follow up and communicate with potential clients, these tools allow our customers to focus on transacting their current business while efficiently marketing their services to potential clients, maintaining a pipeline of future business opportunities. Our CRM tools also include proprietary real estate content and consumer email campaigns that our customers use to position themselves as highly engaged, technology-savvy neighborhood experts. By incorporating a tightly integrated, agent-branded website, these systems offer the added advantage of real-time insight into consumer online behavior. Our customers are also able to leverage the marketing campaign management tools, print, and design center capabilities of our CRM.

•	Marketplace products that utilize our advertising expertise and leverage our national real estate websites to produce leads in the local neighborhoods where our customers do business.

•	Community and training services that enable our customers to share and learn best practices to help them close more business with Internet consumers.

Our customers are invited to participate in company-hosted group coaching calls and peer-to-peer “best practices” training conference calls. Performance measurement and benchmarking tools built into these products also enable comparison of key performance factors to those of successful producers while highlighting areas for improvement. These community and training services also include social media and networking through our ActiveRain network. With over 330,000 members, this networkwas identified as the leading professional and social media site focused on the real-estate industry identified by the National Association of Realtors 2010 REALTOR® Technology Survey Report.

We offer our products for a monthly fixed fee. Our software customers often buy marketplace services in addition to their software-as-a-service subscription, and they have the flexibility to adjust these marketing expenditures as their business needs dictate.

We believe that successful real estate professionals typically have systems and processes in place to capture and develop leads or prospects, and to maintain and expand their businesses. In addition, we believe that the value of the website traffic and leads generated for our customers through our network of websites and national advertising expertise is enhanced when combined with our integrated software-as-a-service platform that helps our customers convert these leads into closed transactions.

We believe that our specialized real estate marketing services capabilities provide a competitive advantage for our customers. We use direct-response advertising to drive prospective home buyers and sellers to our real estate-oriented websites. We regularly advertise on major Internet search engines and other websites, and sometimes supplement this advertising with national and local television advertising and other media to help manage and geographically target consumer traffic and lead volume.

How We Generate Revenues

We generate the majority of our revenues from the services we provide to real estate professionals. We charge real estate professionals recurring monthly fees for our software-as-a-service tools. We also generate recurring revenue from advertising and print services.

We recognize monthly fees as revenue in the month that the service is provided, and we recognize revenue from any set-up fees on a straight-line basis over the estimated customer life.

We also generate revenues through enterprise marketing agreements with two leading franchise networks. These agreements provide for minimum payments from the franchise networks in order to make a base level product available to all their agents and/or brokerages. Revenue from our third enterprise agreement is expected in April 2013. In addition, we generate revenue through sales of premium products to individual agents, teams and brokerage offices. As with all our software-as-a-service products, revenue from the premium products is billed monthly and recognized in the month service is provided.

Our Expenses

The largest components of our expenses are personnel and marketing costs. Personnel expenses are categorized in our statements of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers to our websites and to promote our services to potential customers — residential real estate professionals.

Geographic Areas

We generate most of our revenue from customers in the United States. For the years ended December 31, 2012 and 2011, revenue generated from customers located within the United States was $43.0 million and $31.7 million, respectively. The rest of our revenue is primarily from Canada.

Market and Competition

An estimated $24 billion was spent in 2012 on real estate-related marketing in the U.S., according to Borrell Associates. Of this large market, our current product offerings are focused on the $11 billion that is spent by residential real estate professionals.

We believe the principal competitive factors affecting our markets are product selection and quality; price; customer service and support; brand recognition; and reputation, reliability and trust. We believe that we compete effectively in these areas and that several factors contribute to our competitive advantage.

We believe that our comprehensive real estate marketing platform provides us with a unique competitive advantage with real estate professionals and particularly with large franchise networks and brokerage companies. These leading franchises are recognizing that Market Leader’s software-as-a-service platform can help them recruit and retain agents, while also making those agents more productive. We believe our highly-integrated platform delivers much more value and convenience than those of our competitors, whose functionality is limited to a narrow segment. We expect to further enhance the value we deliver to customers as we continue to expand the breadth of our solution.

We believe that our focus on online marketing products continues to be a competitive advantage as we compete for real estate marketing dollars because consumers are online. According to the National Association of Realtors Profile of Home Buyers and Sellers, in 2012 90% of home buyers used the Internet to search for homes and about two-thirds selected the first real estate agent they interviewed. By helping real estate agents provide market and listing information early in the consumers’ home buying process, our products help position the agent to win the business of assisting these consumers in their home buying and selling transactions.

Our advertising expertise and the size and geographic breadth of our customer base create efficiencies in consumer lead-generation, website traffic and distribution of traffic and prospects that may not be available to competitors that lack our experience, scale and nationwide distribution.

Finally, our products provide our real estate professional customers greater insight into the online behavior of their consumer prospects than traditional real estate lead-generation systems. The differentiated design and features of our services can result in efficiency and efficacy for our customers, and their success and satisfaction can lead to stronger retention and high lifetime customer value.

Our current competitors include online companies focused on residential real estate, internet media companies, and traditional sellers of advertising to real estate professionals.

Technology and Infrastructure

We have built and acquired proprietary systems to provide and host our suite of services to our real estate professional customers, to interact with real estate consumers, and to manage our business.

Software-as-a-Service offerings – Our software-as-a-service based products include websites that we provide to our customers to enable consumers to research home listings and comprehensive neighborhood information online. These websites are tightly integrated with our proprietary CRM tool. Our CRM tools are also integrated with marketing campaign, print, and design center capabilities for customers. We have focused our ongoing development efforts on the software-as-a-service based products, which drove the majority of our revenue in 2012. Additionally, our ActiveRain social media network offers a variety of software-as-a-service tools including professional networking and online marketing services for real estate professionals.

Marketplace Offerings– By way of our national real estate websites as well as our hosted customer websites, we provide our customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek. We have built systems to efficiently deliver website traffic and advertising services to our customers. We use geo-targeted, business-rule driven traffic routing and lead management systems that enable us to manage traffic and lead flow and to optimize monetization across our customer base. In addition, we interact with thousands of online consumers every day, driving traffic to the websites we host and enable tracking and testing so that we can monitor visitor conversion metrics.

Training Systems– We provide our customers with marketing materials, training and support, including online training and certification programs.

Our systems are hosted in co-location facilities in Kent, Washington and Denver, Colorado. We have secure and fully redundant systems and our software and databases are backed up daily and stored at an offsite location.

Intellectual Property

To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements. We currently have thirty-six trademarks registered in the United States and five trademarks registered in Canada. Applications for additional trademarks are pending for our product names and certain words and phrases that we use in our business. We have four patents registered in the United States., and we have one pending patent application. We also rely on copyright laws to protect computer programs relating to our websites and our proprietary technologies, although to date we have not registered for copyright protection. We have also registered numerous Internet domain names related to our business in order to protect our proprietary interests.

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

State Real Estate Regulation. Real estate licensing laws vary from state to state, but generally require corporations engaged in the real estate brokerage business to obtain a corporate real estate broker’s license. We currently hold corporate real estate broker licenses in the State of Washington and in the majority of other states.

Employees

As of December 31, 2012, we had 278 employees located primarily in or near Seattle, Washington and Denver, Colorado. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Available Information

Our Internet address is www.marketleader.com. On the “Investors – SEC Filings” section of our website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our website is not a part of this or any other report filed with or furnished to the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC20549, on official business days during the hours of 10:00 am to 3:00 pm, or obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

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

We have reported net losses for the past five years. Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate from quarter to quarter due to changes in rates of customer acquisition and retention, the rate of adoption of our software-as-a-service based products, the success of our efforts to upsell customers from promotional offers to higher revenue services, the cyclical nature of the real estate industry, and other factors outside of our control. In addition, our expenses and revenues may fluctuate from quarter to quarter due to, among other factors, the timing of sales and marketing campaigns.

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

Our business model is constantly evolving, and new products and services we introduce may not be successful or may not be as profitable. For example, our software-as-a-service based products allow customers to adjust their marketplace expenditures, and our revenue may become more variable. Additionally, because the margin on advertising revenue is less than that of software subscriptions, overall margins may be more variable and lower depending upon the mix of advertising revenue.

We may have to increase our expenses as we seek to expand our business and diversify our product mix. We cannot assure you that our strategies to continue growing our revenue will be successful or that we will return to profitability on a quarterly or annual basis.

Any failure to increase the number of our customers would harm our business.

Growth of our business depends in large part on increasing the number of our real estate professional customers. However, prospective customers may not be familiar with our services and use competitive offerings. To attract more customers, we must convince real estate professionals to spend a portion of their advertising and marketing budgets on our services. We cannot assure you that we will be successful in continuing to acquire customers or that we will be able to acquire them at the same rate that we have historically. If we reach the point at which we have attempted to sell our services to the majority of residential real estate professionals, our ability to further increase the number of customers could be limited. We may not know or be able to estimate when we have reached this point because we currently cannot reliably estimate the total number of residential real estate professionals that are actively engaged in the industry during any particular period.

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

Some customers sign month-to-month agreements and the majority of our other customer agreements have automatic one-month extensions at the end of their initial term. Additionally, customers associated with our enterprise customers are able to discontinue their premium services and use the base level product provided by their franchisor for which we would no longer be paid incremental revenue. Some customers have decided not to extend their contracts or have converted for our premium to our base product due to their inability to convert the leads we have provided into closed transactions, due to their dissatisfaction with our services, or their inability to pay for our services.

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

Mergers and acquisitions are inherently risky, and we cannot assure you that any acquisitions we make will be successful. Failure to manage and successfully integrate acquired businesses could harm our business.

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

Under the applicable accounting rules, goodwill is not amortized and is carried on our books at its original value, subject to periodic review and evaluation for impairment, whereas intangible and fixed assets are amortized or depreciated over the life of the asset. If, as a result of our periodic review and evaluation of our other long-lived assets for potential impairment, we determine that changes in the business itself, the economic environment including business valuation levels and trends, or the legislative or regulatory environment have adversely affected either the fair value of the business or the fair value of our assets, we may be required to take impairment charges. If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges.

We rely heavily on advertising to generate leads for customers.

We rely heavily on advertising to attract consumers to our websites and to generate traffic and leads. We advertise primarily through online media and television commercials.

Business Risks Associated with Online Advertising. We rely on online media to attract a significant percentage of the consumers visiting our websites. Prices for online advertising may increase as a result of increased demand for advertising inventory, which would cause our expenses to increase and would result in lower margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could further increase, the number of leads we generate could decrease and our revenues or margins could decline.

Business Risks Associated with Television Advertising. Television advertising rates depend on a number of factors, including the strength of the national economy and regional economies and the strength of certain industries that advertise frequently. Advertising rates are also subject to cyclical and seasonal fluctuations. If we rely more heavily on television advertising and those prices increase significantly or if the effectiveness of this advertising is less than we expect, in the absence of more efficient ways to generate leads, our marketing expenses will also increase, which would harm our results of operations.

As we are required to drive additional traffic for our growing customer base or if the number of leads that we are required to deliver increases, we may be required to increase the levels of advertising to meet those requirements. Increasing our advertising expenditures may not result in increases in traffic or leads. If the effectiveness of our advertising declines, our business will suffer.

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

We have high productivity standards for our sales personnel, which in the past has resulted in relatively high turnover. This turnover has required us to expend a substantial amount of time and money to replace sales persons, particularly as we expand our business. Competition for qualified sales personnel is intense. Any failure to attract, retain and motivate a sufficient number of qualified sales personnel could impair our ability to generate new customers, which would harm our business.

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

We rely on real estate professionals who are our customers of our marketing services products to promote our brand by providing high-quality service to prospective home buyers and sellers. We have little control over the activities of customers. If customers do not provide prospective home buyers and sellers with high-quality service, or if they use the functionality of our systems to send unwanted email to prospective home buyers or sellers, our brand value and our ability to generate leads may diminish.

Our operating results may be subject to seasonality and may vary significantly among quarters during a calendar year.

We are subject to seasonal fluctuations in advertising rates and marketing services. Changing consumer behavior at various times throughout the year affects our advertising expenses. Television advertising is generally more expensive in the fourth calendar quarter in connection with the holiday season.

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

We currently rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our business may suffer. Our success depends in large part on our proprietary technology and on our continuing use of our trademarks. We hold thirty-six registered trademarks registered in the United States and five trademarks registered in Canada. We have sought registration for a number of additional trademarks. We have not sought registration for any copyrights. We have four patents registered and have one patent pending application in the United States. Accordingly, our intellectual property position is more vulnerable than it otherwise would be if it were protected by issued patents, copyrights or additional registered trademarks. We may not receive approval of our various trademark applications, and any trademarks we may be granted may be successfully challenged by others or invalidated. If our trademark applications are not approved or if our trademarks are invalidated, our use of them could be restricted unless we enter into arrangements with these third parties, which might not be possible on commercially reasonable terms, if at all.

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

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on us. Laws and regulations relating to communications or commerce over the Internet have become more prevalent. In addition, the interpretation and application of laws applicable to the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet. New laws and regulations, and changes in the interpretation of existing laws and regulations relating to the Internet, could lead to situations in which we are considered to “operate” or “do business” in states where customers conduct their business, resulting in potential claims or regulatory action. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws or regulations, our business could be harmed. Our practices may not have always been and may not always be in compliance with the requirements of Internet-related laws or regulations. Failure to comply with these laws and regulations could result in administrative enforcement actions, class action lawsuits, and civil and criminal liability.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

We lease approximately 35,000 square feet of commercial office space in the greater Seattle, Washington area and approximately 4,200 square feet in Greenwood Village, Colorado. The Seattle leases expire in 2013 and the Greenwood Village lease expires in 2016. The Greenwood Village lease is effective January 1, 2013 and includes an option to extend the lease term for three years.

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

Year	High	Low
Fiscal 2011 (ended December 31, 2011)
First Quarter	$3.00	$1.75
Second Quarter	2.55	1.89
Third Quarter	2.40	1.90
Fourth Quarter	3.02	1.94
Fiscal 2012 (ended December 31, 2012)
First Quarter	$3.99	$2.40
Second Quarter	5.08	3.51
Third Quarter	7.16	4.35
Fourth Quarter	7.09	5.43

Stock Price Performance Graph

The following graph shows the total shareholder return from an investment of $100 in cash on December 31, 2007 through December 31, 2012 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Russell 2000 Index. All values assume reinvestment of the full amount of all dividends. Please note that historic stock price performance is not necessarily indicative of future stock price performance

Holders

At March 8, 2013 there were approximately 14 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have not paid cash dividends since 2003 when we were a private company. We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Stock Repurchases by Market Leader

We did not repurchase any shares of our common stock during 2012. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchase and Retirement of Common Stock” for information on our stock repurchase program.

Use of Proceeds

On December 9, 2004, the Securities and Exchange Commission (SEC) declared effective our registration statement on Form S-1 (SEC File No. 333-118740) in connection with our initial public offering of common stock, which resulted in net proceeds to the company of $56.1 million. Through December 31, 2012, we have used all the net proceeds from our initial public offering to purchase property and equipment, intangible assets, and to complete acquisitions, including related earn-out payments.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the inherent risks and uncertainties, including those discussed in the introductory paragraph to Item 1 — “Business” and in Item 1A — “Risk Factors” of this Annual Report. Given these risks and uncertainties, you should not place undue reliance on forward looking statements. The forward-looking statements are made as of the date of this report and, except as required by law, we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Overview

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. We serve 125,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Our subscription-based real estate marketing software and services help customers generate a steady stream of prospects, plus provide the systems and training they need to convert those prospects into clients. In addition, our consumer real estate sites, including www.realestate.com, give our customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Current Year Overview

We achieved our second consecutive year of more than 30% revenue growth in 2012, driven by demand for our software-as-a-service products as well as the continued ability to leverage our relationships with 125,000 customers to drive additional sales of premium services.

Our continued revenue growth and ongoing management of our cost structure resulted in a $9 million improvement in Adjusted EBITDA profitability and a $6.5 million decrease in net loss for the year, and continued demonstration of leverage in our operating model. This financial progress was achieved despite higher operating expenses associated with revenue growth as well as costs associated with the businesses we acquired in 2011.

Our primary goal is to continue to drive revenue growth, and we believe that to do so requires continued investment in cost-effective customer acquisition. We sell directly to individual real estate brokerage offices and their agents, which has long been a core competency for us. Starting in 2011, we have also implemented an effective strategy to build and maintain sales and marketing channel relationships with major franchise networks and large brokerage companies to sell from the top down. These strategic relationships enable us to tap into the influence, credibility, and existing sales and marketing infrastructure of these franchise networks to let us cost-effectively acquire high-value, premium customers.

Under these strategic enterprise agreements, we typically provide a base level version of our software-as-a-service products to agents and brokers enterprise-wide in exchange for specified contractual revenue over a number of years. These enterprise customers have a business incentive to partner with us and drive broad platform adoption of our software-as-a-service solutions, because it helps foster success and performance improvements within their agent base. Our strategy is to leverage the resulting broad access to sell recurring subscriptions to our premium services, including both software upgrades and marketing services. This strategy has contributed to our strong revenue growth.

During 2012, we signed two more agreements with national real estate franchisors in CENTURY 21 Real Estate LLC and Better Homes and Gardens Real Estate LLC. We expect these relationships will extend our access to an even greater number of high-value customers.

In addition to the franchise-driven growth, our ActiveRain community, a real estate social networking platform, has continued to expand its membership of now 330,000 professionals. Combined with our customer base of 125,000 real estate professionals, this network gives us access to one out of every three real estate professionals in North America. This broad access offers a unique competitive advantage and one that we expect will serve as a low cost distribution channel for our premium services both within and beyond our franchise partners.

We believe our success in the enterprise space and our increasing access to real estate professionals is the result of providing an industry leading software solution that enhances our customers’ productivity. During 2012, we continued to enhance our software solution by integrating it with our email and print marketing suite that includes over 4,000 online and offline marketing campaigns. The integration of this application with our software-as-a-service platform adds new value for existing customers while further enhancing their productivity. In addition during 2012, we released a number of important enhancements to RealEstate.com and Housevalues.com and have integrated both with our software-as-a-service platform, providing our customers with the opportunity to leverage consumer engagement through these national real estate websites to drive new business and differentiate themselves in their local markets.

Results of Operations

Comparison of Years Ended December 31, 2012 and December 31, 2011

Revenues

	Years Ended December 31,
	2012	2011	Change	Percent Change
	(dollars in thousands)
Revenues	$44,988	$34,025	$10,963	32%

2012 revenues increased 32% from last year, driven by demand for our software solution as demonstrated by our growing customer base as well as our new integrated marketplace offerings including realestate.com. In addition, SharperAgent, which we acquired on August 1, 2011, contributed revenue of $3.7 million in 2012 compared to $1.2 million in 2011.

We expect revenue to grow about 30% in 2013, with growth accelerating through the year, driven by demand for our products at both the professional and enterprise level, an improving real estate market, increased investment in customer acquisition, and upsells of our premium services to our broad customer base.

Sales and Marketing

	Years Ended December 31,
	2012	2011	Change	Percent Change
	(dollars in thousands)
Sales and marketing expense	$28,989	$27,757	$1,232	4%

Sales and marketing expense increased in 2012 but has improved significantly as a percentage of revenue in 2012 as costs have remained relatively steady while revenue increased. We have continued to increase our customer acquisition costs to capitalize on improving market conditions. The customer acquisition cost increase was offset by a decline in our customer support costs due to continued operational improvements. In 2012, sales and marketing expense also increased due to an increase in stock compensation expense.

In 2013, we expect to increase our investment in customer acquisition activities to drive continued revenue growth. We began to invest in additional sales capacity late in 2012 and expect to continue to expand the sales team as well as our marketing programs in 2013. Customer support costs are also expected to increase as we grow our customer base. As a result of these factors, we expect our sales and marketing expenses to increase but to remain fairly consistent as a percentage of revenue for 2013.

Technology and Product Development

	Years Ended December 31,
	2012	2011	Change	Percent Change
	(dollars in thousands)
Technology and product development expense	$9,713	$8,209	$1,504	18%

Technology and product development expense increased in 2012 as compared to 2011. The increase reflects growth in the business and our customer base, as well as the inclusion of costs for the businesses we acquired last year.

In 2013, we expect to continue to invest in technology and product development to support our existing customers, to deliver products to new enterprise customers and to develop new products to sell into our customer base. We expect our investment in technology and product development to remain fairly consistent as a percentage of revenue for 2013.

Technology expenses will fluctuate depending on the level of effort required to support our growing customer base and to develop new products, net of costs that are subject to capitalization.

General and Administrative

	Years Ended December 31,
	2012	2011	Change	Percent Change
	(dollars in thousands)
General and administrative expense	$7,828	$6,840	$988	14%

General and administrative expense increased in 2012 as compared to 2011 due primarily to the inclusion of costs for the businesses we acquired last year as well as an increase in stock compensation expense.

In 2013, we expect general and administrative expenses to increase slightly but to decline as a percentage of revenue.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased in 2012 as compared to 2011 due to our ongoing additions to capitalized software development and the inclusion of depreciation from property and equipment acquired through business combinations in the prior year.

In 2013, we expect depreciation and amortization of property and equipment to increase as we continue to deliver products to new enterprise customers and to develop new products to sell into our customer base. We also expect an increase in this expense later in 2013, after we invest in upgrading existing and new office space and furnishings associated with lease expirations.

Amortization of Acquired Intangible Assets

Amortization of intangible assets increased in 2012 compared to 2011 due to the intangible assets acquired through business combinations in 2011.

In 2013, we expect amortization expense to decrease slightly due to intangible assets from prior year acquisitions becoming fully amortized.

Contract Termination Charge

We terminated a licensing agreement for marketing design software effective December 31, 2011. As a result, we were released from future minimum contractual liabilities totaling $2.6 million, as well as any and all future revenue sharing payments, in exchange for early termination fees totaling $1.45 million.

Interest Income and expense, net

Interest income remains immaterial as liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return.

Income Taxes

The majority of our deferred tax assets and liabilities are expected to reverse over the next five years, except for prior years’ net operating losses and the deferred tax liability related to goodwill deductions on the goodwill acquired in 2011. We believe that based on our continued operating losses, it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. Accordingly, a full valuation allowance has been recorded against our deferred tax assets.

Quarterly Consolidated Statements of Operations

The following tables present the unaudited operational data for the eight quarters ended December 31, 2012, as well as Adjusted EBITDA, a non-GAAP financial measure. The quarterly operational data has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this filing. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands)
Operations Data, in thousands:
Revenues	$12,037	$11,691	$11,074	$10,186	$9,484	$8,979	$8,320	$7,242
Expenses:
Sales and marketing	7,263	7,699	6,999	7,028	6,638	6,976	6,710	7,433
Technology and product development	2,347	2,265	2,762	2,339	2,272	2,207	1,890	1,840
General and administrative	2,054	2,064	1,855	1,855	1,757	1,657	1,823	1,603
Depreciation and amortization of property and equipment	735	754	768	644	625	655	646	611
Amortization of acquired intangible assets	811	849	836	823	890	374	262	262
Loss on asset disposition	—	—	—	—	—	174	—	—
Contract termination charge	—	—	—	—	1,450	—	—	—

Total expenses	13,210	13,631	13,220	12,689	13,632	12,043	11,331	11,749

Loss from operations	(1,173)	(1,940)	(2,146)	(2,503)	(4,148)	(3,064)	(3,011)	(4,507)
Interest income and expense, net	8	7	8	9	1	15	18	26

Loss before income tax and noncontrolling interest	(1,165)	(1,933)	(2,138)	(2,494)	(4,147)	(3,049)	(2,993)	(4,481)
Income tax expense (benefit)	8	10	8	28	(36)	3	3	3

Net loss	(1,173)	(1,943)	(2,146)	(2,522)	(4,111)	(3,052)	(2,996)	(4,484)
Net loss attributable to noncontrolling interest	—	—	—	—	(17)	(91)	(150)	(140)

Net loss attributable to Market Leader	$(1,173)	$(1,943)	$(2,146)	$(2,522)	$(4,094)	$(2,961)	$(2,846)	$(4,344)

Net loss per share — basic and diluted	$(0.04)	$(0.07)	$(0.08)	$(0.10)	$(0.16)	$(0.12)	$(0.11)	$(0.17)

Adjusted EBITDA	$913	$937	$260	$(403)	$(771)	$(1,524)	$(1,716)	$(3,271)

Operations Data as a Percentage of Revenue:
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Sales and marketing	60	66	63	69	70	78	80	103
Technology and product development	19	19	25	23	24	25	23	25
General and administrative	17	18	17	18	19	18	22	22
Depreciation and amortization of property and equipment	6	6	7	6	7	7	8	8
Amortization of acquired intangible assets	7	7	7	8	9	4	3	4
Loss on asset disposition	—	—	—	—	—	2	—	—
Contract termination charge	—	—	—	—	15	—	—	—

Total expenses	110	116	119	124	144	134	136	162

Loss from operations	(10)	(16)	(19)	(24)	(44)	(34)	(36)	(62)
Interest income and expense, net	—	—	—	—	—	—	—	—

Loss before income tax and noncontrolling interest	(10)	(16)	(19)	(24)	(44)	(34)	(36)	(62)
Income tax benefit	—	—	—	—	1	—	—	—

Net loss	(10%)	(16%)	(19%)	(24%)	(43%)	(34%)	(36%)	(62%)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net loss attributable to Market Leader	(10%)	(16%)	(19%)	(24%)	(43%)	(34%)	(36%)	(62%)

Adjusted EBITDA	8%	8%	2%	(4%)	(8%)	(17%)	(21%)	(45%)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, net loss attributable to noncontrolling interest, loss on asset disposition, contract termination charge, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure (unaudited, in thousands).

	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Net loss attributable to Market Leader	$(1,173)	$(1,943)	$(2,146)	$(2,522)	$(4,094)	$(2,961)	$(2,846)	$(4,344)
Less: Interest income, net	(8)	(7)	(8)	(9)	(1)	(15)	(18)	(26)
Add:
Net loss available to noncontrolling interest	—	—	—	—	(17)	(91)	(150)	(140)
Depreciation and amortization of property and equipment	735	754	768	644	625	655	646	611
Amortization of intangible assets	811	849	836	823	890	374	262	262
Loss on asset disposition	—	—	—	—	—	174	—	—
Contract termination charge	—	—	—	—	1,450	—	—	—
Stock-based compensation	540	1,274	802	633	412	337	387	363
Income tax expense (benefit)	8	10	8	28	(36)	3	3	3

Adjusted EBITDA	$913	$937	$260	$(403)	$(771)	$(1,524)	$(1,716)	$(3,271)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our cash, cash equivalents and short-term investments totaled $22.2 million at December 31, 2012 as compared to $23.1 million at December 31, 2011.

We follow an investment strategy that prioritizes the preservation and security and liquidity of our funds, which results in low rates of return. As of December 31, 2012, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills and notes and FDIC-insured certificates of deposit with terms of one year or less.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our currently anticipated cash requirements in 2013. Our future capital requirements will depend on many factors, including our revenue trend, the level of our marketing and sales activities, the timing and extent of spending to support product development efforts, our investments in infrastructure and facilities to accommodate our growth, and the timing of introductions of new services and enhancements to existing services.

The following table presents summary cash flow data:

	Year Ended December 31,
	2012	2011
	(dollars in thousands)
Cash provided by (used in) operating activities	$1,680	$(7,788)
Cash used in investing activities	(44)	(195)
Cash provided by (used in) financing activities	1,571	(746)

Operating Activities

Net cash from operating activities consists of our net loss adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation and the effects of changes in working capital. We generated $1.7 million in cash from operations during 2012, an increase of $9.5 million compared to 2011. The increase was primarily due to improved operating results.

Investing Activities

During 2012, we increased our investments in fixed assets by $1 million to $3.9 million, primarily due to increased software development activity. These capital expenditures were largely offset by net proceeds from our short-term investments. During 2011, we spent $10.7 million for acquisitions and $2.9 million for fixed assets. These investing activities were largely funded by net proceeds from our short-term investments.

Financing Activities

Cash from financing activities during 2012 increased when compared to 2011 primarily due to increased proceeds from the exercise of employee stock options.

Purchase and Retirement of Common Stock

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to two million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during 2012 or 2011. At December 31, 2012, 928,043 shares remain available for purchase under the share repurchase program.

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

Ongoing reporting and impairment testing. Our intangible assets, other than goodwill, and other long-lived assets are amortized or depreciated over their estimated useful lives and are tested for recoverability annually or more frequently whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Our annual testing date is October 1. When evaluating goodwill for impairment, based on our annual test or due to changes in circumstances, we first perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not less than the reporting unit’s carrying amount including goodwill. If the fair value is more likely than not less than the carrying value, we calculate an implied estimated fair value of goodwill and compare it to the carrying amount of goodwill for the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated value. The assessment of impairment of long-lived assets, including goodwill requires significant judgment to determine the asset groups and number of reporting units, to estimate future undiscounted cash flows, to use appropriate market value factors, to estimate the related asset lives and other assumptions as noted below. Changes in these estimates and assumptions can materially affect the fair value determination and potential goodwill impairment.

Results of impairment tests. Based on our continued operating losses, we evaluated our long-lived assets for impairment during 2012 and 2011 and determined that our long-lived assets were not impaired.

In addition, we evaluated our goodwill for impairment in 2012 and 2011. Consistent with the outcome of our long-lived asset assessment, we determined our goodwill was not impaired.

Our 2012 impairment analysis for goodwill resulted in a qualitative assessment that it was not more likely than not that the fair value of our single reporting unit was less than the reporting unit’s carrying amount. This qualitative assessment included consideration of macroeconomic conditions, industry and market conditions, our financial performance, capital markets pricing, and reporting unit specific events. Our 2011 impairment analysis for goodwill included an estimate of implied estimated fair value and was dependent on many variables. We determined the fair value of our net assets based on a combination of market and income approaches. Key assumptions used in the market approaches included, the appropriate stock price to determine market value, use of control premium and determination of the appropriate control premium, and determination of an appropriate set of comparable companies. Key assumptions in the income approach were based on a discounted cash flow model, which included significant assumptions about our future revenues, expenses, target profitability rates, and determination of an appropriate discount rate.

Our 2012 impairment analysis for our long-lived assets other than goodwill included a single asset grouping, significant improvements in operating results, and assumptions about our future results. Our 2011 impairment analysis included a number of key variables, including estimated future cash flows. We determined the fair value of our long-lived assets based on several key assumptions, including the determination that we have a single asset grouping, references to quoted market prices for similar assets, as well as assumptions about our future revenues, expenses, and target profitability rates.

As of December 31, 2012, we have $1.86 million in goodwill and $13.2 million of long-lived assets. While we continue to depreciate the long-lived assets, at the same time, we continue to capitalize costs related to internally generated software and may acquire other capital assets. Factors that may require future assessments of impairment of our goodwill and long-lived assets include, among others, deterioration of our estimate of future cash flows, stock price, and lower customer revenues than projected.

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

At December 31, 2012, we have gross deferred tax assets of $23.0 million, before reduction for our valuation allowance. We considered all available evidence to determine whether a valuation allowance was required for those assets, including the following factors: estimates regarding the timing and amount of the reversal of taxable temporary differences, taxable income in prior carryback years as permitted under tax law, and historical taxable income—normalized for non-recurring items, expected future taxable income, and the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on our current projections of future operating losses, we continue to believe that it is more-likely-than-not that we will not be able to realize our deferred tax assets and continue to maintain a valuation allowance for the full amount of our net deferred tax assets at December 31, 2012.

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

The following table illustrates the effect of changing these significant variables on the estimated fair value of our options. The following examples are hypothetical but representative of our option grants and their related fair values at December 31, 2012. In each analysis, the remaining variables are held constant. This illustration is not intended to provide a range of exposure or expected deviation.

Effect of a 10% change in our stock price volatility estimate:

	-10%	Current Volatility Estimate	+10%
Stock option volatility	41%	51%	61%
Estimated fair value	$1.87	$2.29	$2.69

Effect of a 1-year change in expected life of our stock options:

	-1 Year	Current Expected Life Estimate	+1 Year
Estimated option life	2.5 years	3.5 years	4.5 years
Estimated fair value	$1.95	$2.29	$2.57

We also recognize stock-based compensation related to stock appreciation right grants using the fair value method. We measure the fair value of stock appreciation rights similar to stock options. Additionally stock appreciation rights are liability-classified awards that must be remeasured at fair value at the end of each reporting period, and cumulative compensation cost adjusted for changes in fair value. This fair value determination and the resulting stock compensation expense can be materially influenced by a move in the price of our common stock.

The following table illustrates the effect of a stock price movement on the stock compensation expense recognized in our financial statements. The following examples are hypothetical but representative of our stock appreciation right grants and their related stock compensation impact at December 31, 2012. In each analysis, the remaining variables are held constant. This illustration is not intended to provide a range of exposure or expected deviation.

Effect of a $1 change in our common stock price:

	-$1	Current Common Stock Price Used to Determine (1)	+$1
Estimated common stock price	$5.52	$6.52	$7.52
Estimated stock compensation expense (in thousands)	$3,003	$3,249	$3,499

(1)	Amount reflects the average of the high and the low price of common stock as of December 31, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Intangibles – Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard was effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), for us. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

The effectiveness of our internal control over financial reporting has been audited by, KPMG, LLP, an independent registered public accounting firm as stated in their report, which is included herein at page 32.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Market Leader, Inc.:

We have audited Market Leader, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Market Leader, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Market Leader, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Market Leader Inc and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations , shareholders’ equity, and cash flows for the years then ended, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 15, 2013

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a Current Report on Form 8-K during the fourth quarter of 2012 that was not reported as required.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 23, 2013, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2012, our fiscal year end.

We have adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer or Controller, or persons performing similar functions. The code of ethics is available on the “Investor Relations-Corporate Governance” section of our Internet website at www.marketleader.com.

ITEM 11: EXECUTIVE COMPENSATION

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 23, 2013, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2012, our fiscal year end.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the “Equity Compensation Plan Information” below, the information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 23, 2013, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2012, our fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	6,311,034	$3.14	(2)	458,865	(3)(4)
Equity compensation plans not approved by shareholders
Total	6,311,034	$3.14	(2)	458,865	(3)(4)

(1)	We have stock options outstanding under the 1999 Stock Option Plan as well as stock options, restricted stock units, and stock appreciation rights under the 2004 Equity Incentive Plan. The 1999 Plan was terminated on December 15, 2004 with respect to new grants, and no further options will be granted under the 1999 Plan. In August 2004, our board of directors and shareholders approved the 2004 Plan, which became effective on December 15, 2004.

(2)	Includes restricted stock units, which have no exercise price. The weighted-average exercise price excluding the restricted stock units is $3.50.
(3)	The 2004 Plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting in 2005, equal to the least of (i) 700,000 shares, (ii) 3% of the outstanding common stock at the end of the immediately preceding year or (iii) a lesser amount as may be determined by our board of directors. Effective January 1, 2013, an additional 700,000 shares have been authorized for issuance under the automatic annual increase provisions of the 2004 Plan.
(4)	Under the 2004 Plan, in addition to stock options, restricted stock units, and stock appreciation rights, we may grant restricted stock, performance units, performance shares, and other stock based awards. Stock appreciation rights have been included assuming net settlement given the closing stock price as of the end of the reporting period.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 23, 2013, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2012, our fiscal year end.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this section will be included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 23, 2013, and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of December 31, 2012, our fiscal year end.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Annual Report on Form 10-K:

(2) FINANCIAL STATEMENT SCHEDULES.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2012 and 2011 — page 54.

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

10.13

Commercial Lease between the Registrant and Kirkland 405 Corporate Center, dated October 26, 2004, incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1/A filed on November 4, 2004 (Registration No. 333-118740).

10.14

First Amendment to Lease, dated as of May 26, 2005, by and between Multi-Employer Property Trust and HouseValues, Inc. and Second Amendment to Lease, dated as of October 14, 2005, by and between New Tower Multi-Employer Property Trust and HouseValues, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 6, 2009 (File No. 000-51032).

10.15

Third Amendment to Lease, dated as of March 1, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 14, 2009 (File No. 000-51032).

10.16

Fourth Amendment to Lease, dated as of May 26, 2009, by and between MEPT Kirkland Office II LLC and Market Leader, Inc. incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed on March 15, 2010 (File No. 000-51032).

10.17

Master Services Agreement dated as of January 6, 2011, and a related Statement of Work dated January 7, 2011, by and between Keller Williams Realty International and Market Leader, Inc, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 12, 2011 (File No. 000-51032).

10.18

Master Services Agreement and related statement of Work dated as of February 17, 2011, by and between Imprev, Inc. and Market Leader Inc, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 12, 2011 (File No. 000-51032).

Exhibit No.	Description

10.19*

Form of Stock Appreciation Right Grant Notice/Agreement under the HouseValues, Inc 2004 Equity Incentive Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 14, 2011.

10.20

Termination Agreement dated as of December 31, 2011, by and between Market Leader, Inc. and Imprev, Inc, incorporated by reference from the description contained in the Form 8-K filed on January 5, 2012 (File No. 000-51032).

10.21*

Summary of Market Leader, Inc. 2012 Management Variable Cash Compensation Plan incorporated by reference from the description contained in the Registrant’s Form 8-K filed on February 13, 2012 (File No. 000-51032).

10.22+	Fifth Amendment to Lease, dated as of November 9, 2012, by and between MEPT Kirkland Office II LLC and Market Leader, Inc.

10.23+	Sixth Amendment to Lease, dated as of February 4, 2013, by and between MEPT Kirkland Office II LLC and Market Leader, Inc.

10.24*

Summary of Market Leader, Inc. 2013 Management Variable Cash Compensation Plan incorporated by reference from the description contained in the Registrant’s Form 8-K filed on December 21, 2012 (File No. 000-51032).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kirkland, State of Washington, on the 15th day of March 2013.

MARKET LEADER, INC.

By:	/S/ IAN MORRIS
Ian Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated below on the 15th day of March, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Market Leader, Inc.:

We have audited the accompanying consolidated balance sheets of Market Leader, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Market Leader, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Market Leader, Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 15, 2013

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011
Revenues	$44,988	$34,025
Expenses:
Sales and marketing (1)	28,989	27,757
Technology and product development (1)	9,713	8,209
General and administrative (1)	7,828	6,840
Depreciation and amortization of property and equipment (2)	2,901	2,537
Amortization of acquired intangible assets	3,319	1,788
Loss on asset disposition	—	174
Contract termination charge	—	1,450

Total expenses	52,750	48,755

Loss from operations	(7,762)	(14,730)
Interest income and expense, net	32	60

Loss before income tax expense (benefit) and noncontrolling interest	(7,730)	(14,670)
Income tax expense (benefit)	54	(27)

Net loss	(7,784)	(14,643)
Net loss attributable to noncontrolling interest	—	(398)

Net loss attributable to Market Leader	(7,784)	(14,245)

Net loss per share attributable to Market Leader-basic and diluted	$(0.30)	$(0.56)

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

	Years Ended December 31,
	2012	2011
Sales and marketing	$1,639	$680
Technology and product development	345	180
General and administrative	1,265	639

	$3,249	$1,499

(2)	Depreciation and amortization of property and equipment is allocated as follows:

	Years Ended December 31,
	2012	2011
Technology and product development	$2,547	$2,306
General and administrative	354	231

	$2,901	$2,537

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$11,165	$7,958
Short-term investments	11,034	15,141
Trade accounts receivable, net of allowance of $14 and $36, respectively	854	729
Prepaid expenses and other current assets	999	1,733

Total current assets	24,052	25,561
Property and equipment, net	5,486	4,507
Intangible assets, net	7,672	10,762
Goodwill	1,861	1,861

Total assets	$39,071	$42,691

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$978	$1,120
Accrued compensation and benefits	3,194	2,599
Accrued expenses and other current liabilities	1,195	2,224
Deferred rent, current portion	177	230
Deferred revenue	1,126	1,056

Total current liabilities	6,670	7,229
Deferred rent, less current portion	—	249
Stock appreciation right liability	1,044	45
Other noncurrent liabilities	56	50

Total liabilities	7,770	7,573
Shareholders’ equity:
Preferred stock, par value $0.001 per share; authorized 30,000,000 shares; none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.001 per share; authorized 120,000,000 shares; issued and outstanding 26,634,447 and 25,397,448 shares at December 31, 2012 and 2011, respectively	78,040	74,073
Accumulated deficit	(46,739)	(38,955)

Total shareholders’ equity	31,301	35,118

Total liabilities and shareholders’ equity	$39,071	$42,691

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Accumulated Deficit	Noncontrolling Interest In Subsidiary	Total Share- holders’ Equity and Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2010	24,873,120	$71,889	$(24,710)	$1,152	$48,331
Stock option exercises and vesting of restricted stock	418,633	20	—	—	20
Stock-based compensation	—	1,559	—	—	1,559
Shares issued for acquisition of kwkly	222,222	400	—	—	400
Stock options issued for acquisition of kwkly	—	198	—	—	198
Value of equity awards withheld for tax liability and award exercises	(116,527)	(260)	—	—	(260)
Acquistion of noncontrolling interest in ActiveRain	—	267	—	(754)	(487)
Net loss	—	—	(14,245)	(398)	(14,643)

Balance at December 31, 2011	25,397,448	$74,073	$(38,955)	$—	$35,118
Stock award exercises and vesting of restricted stock	1,550,176	2,211	—	—	2,211
Stock-based compensation	—	2,310	—	—	2,310
Value of equity awards withheld for tax liability and award exercises	(313,177)	(554)	—	—	(554)
Net loss	—	—	(7,784)	—	(7,784)

Balance at December 31, 2012	26,634,447	$78,040	$(46,739)	$—	$31,301

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,784)	$(14,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,901	2,537
Amortization of intangible assets	3,319	1,788
Stock-based compensation	3,249	1,499
Loss on asset disposition	—	174
Changes in certain assets and liabilities, net of acquisitions:
Trade accounts receivable	(125)	(563)
Prepaid expenses and other current assets	681	(106)
Accounts payable	100	(378)
Accrued compensation and benefits	594	720
Accrued expenses and other current liabilities	(1,023)	907
Deferred rent	(302)	(262)
Deferred revenue	70	539

Net cash provided by (used in) operating activities	1,680	(7,788)

Cash flows from investing activities:
Purchases of short-term investments	(18,102)	(20,329)
Maturities of short-term investments	21,958	33,647
Purchases of property and equipment	(3,900)	(2,857)
Cash paid for acquisition of RealEstate.com	—	(8,250)
Cash paid for acquisition of SharperAgent, net of cash acquired	—	(1,656)
Cash paid for acquisition of kwkly	—	(750)

Net cash used in investing activities	(44)	(195)

Cash flows from financing activities:
Proceeds from exercises of stock options	2,125	20
Value of equity awards withheld for tax liability and award exercises	(554)	(260)
Acquisition of noncontrolling interest in ActiveRain	—	(446)
Principal payment on note payable	—	(60)

Net cash provided by (used in) financing activities	1,571	(746)

Net increase (decrease) in cash and cash equivalents	3,207	(8,729)
Cash and cash equivalents at beginning of year	7,958	16,687

Cash and cash equivalents at end of year	$11,165	$7,958

See accompanying notes to consolidated financial statements.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Nature of Operations

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The company serves 125,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software and services helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the company’s national consumer real estate sites, including www.realestate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

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

Reclassifications — Prior period financial statement amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on our consolidated financial position, results of operations, or cash flows.

Subsequent Events – We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 15, 2013, the day the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates, including those related to the fair value of acquired intangible assets, the useful lives and potential impairment of intangible assets and property and equipment, the value of common stock options and stock appreciation rights for the purpose of determining stock-based compensation, liabilities and valuation allowances, and certain tax liabilities among others. We base our estimates on historical experience and other factors, including the current economic environment that we believe to be appropriate under the circumstances. We adjust our estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in the estimates we used to prepare these financial statements will be reflected in the financial statements in future periods.

Revenue Recognition

We generate the majority of our revenues from the services we provide to real estate professionals. We generally charge a one-time set-up fee and a monthly fixed fee for a monthly bundle of services. While some of

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the components may be sold on a standalone basis, all monthly services are provided in total over the term of the agreement and all are included in the monthly fee. All initial set-up fees are recognized as revenue on a straight-line basis over the estimated customer life or the life of the contract, whichever is longer.

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized on a gross basis because we are the primary obligor for the services we provide to our customers, have latitude in establishing price, and have discretion in supplier selection. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period. We provide software-as-a-service based products, where the customer does not have the contractual right to take possession of the software during the subscription period, and therefore software revenue recognition guidance is not applicable.

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

Advertising costs are expensed as they are incurred. Total advertising expense was $6,998 and $10,448 in 2012 and 2011, respectively.

Technology and Product Development

Technology and product development expenses consist primarily of salaries and related expenses for employees responsible for customer and internal technology services, net of amounts capitalized as software developed for internal use. These costs also include license fees, maintenance costs, internet and phone connectivity and website hosting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, and human resources employees and consultants. These costs also include audit and legal fees, facilities costs, business insurance premiums, and recruiting fees.

Stock-based Compensation

We recognize the fair value of compensation expense related to equity awards over the requisite service period using the straight-line method, adjusted for expected forfeitures. The fair value of the stock-based awards

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is determined at the date of grant as well as at the end of each reporting period for certain liability-classified awards, using the Black-Scholes option pricing model. Our determination of the fair value of stock option awards on the date of grant and at the end of each reporting period using this option pricing model is affected by our stock price as well as assumptions regarding a number of other variables. These variables include, but are not limited to, the expected life of the award, our expected volatility of our stock price volatility, and the projected option exercise behaviors.

Concentration of Risk

Our cash and cash equivalents are maintained primarily in a money market fund that invests in U.S. Treasury securities. Short-term investments consist of approximately $11 million in U.S. Treasury bills with terms of one year or less.

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

As of December 31, 2012, two customers accounted for 91% of the Company’s total accounts receivable balance. As of December 31, 2011, one customer accounted for 79% of the total consolidated accounts receivable balance.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2012 and 2011, we had $7,116 and $5,585 in Money Market Funds, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value. There have been no significant transfers in and out of Level 1 and Level 2.

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

Our goodwill is reviewed for impairment annually in the fourth quarter and when circumstances indicate our goodwill might be impaired.

Amortization of Intangible Assets

Intangible assets are recorded at historical cost less amortization. Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Developed technology	3 years
Domain names	1-5 years
Customer base	3 years
Home listings datafeeds	1 year
Tradename	5 years

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue primarily represents subscription agreement payments collected in advance and initial set up fees collected at account activation. Prepayments are recognized as revenue in the month service is provided; initial set up fees are amortized on a straight-line basis over the estimated customer life or the life of the contract, whichever is longer.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Intangibles – Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard was effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

$1,348

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For comparability purposes, the following table presents our unaudited pro forma revenue and earnings (loss) for the year ended December 31, 2011 and 2011 had the RealEstate.com, SharperAgent, and kwkly acquisitions occurred on January 1, 2011:

Year ended December 31, 2011 (Unaudited)
Revenues	$37,028

Net loss attributable to Market Leader	$(22,786)

Included in the pro forma net loss above is a $5 million asset impairment loss associated with RealEstate.com.

Note 3: Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of shares outstanding during the year.

Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock awards to the extent dilutive, calculated using the treasury stock method.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2012	2011
Net loss attributable to Market Leader	$(7,784)	$(14,245)

Weighted average common shares outstanding	25,944	25,222
Dilutive effect of stock options and restricted stock units	—	—

Diluted shares	25,944	25,222

Net basic loss per share	$(0.30)	$(0.56)

Net diluted loss per share	$(0.30)	$(0.56)

Antidilutive equity-based awards	6,311	6,881

Note 4: Cash, Cash Equivalents and Short-Term Investments

At December 31, 2012, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$4,049	$—	$4,049
Money market account	7,116	—	7,116

Cash and cash equivalents	$11,165	$—	$11,165

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$11,034	$3	$11,037

Short-Term investments	$11,034	$3	$11,037

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$2,373	$—	$2,373
Money market account	5,585	—	5,585

Cash and cash equivalents	$7,958	$—	$7,958

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$10,183	$6	$10,189
Certificates of Deposit	4,958	2	4,960

Short-Term investments	$15,141	$8	$15,149

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

Note 5: Property and Equipment, net

Property and equipment, net of related depreciation and amortization consists of the following:

	December 31,
	2012	2011
Software developed for internal use	$11,801	$14,433
Computer equipment and software	7,444	7,422
Office equipment and furniture	1,254	932
Leasehold improvements	928	907

	21,427	23,694
Less: accumulated depreciation and amortization	(15,941)	(19,187)

	$5,486	$4,507

Software developed for internal use costs include external direct costs and internal direct labor and related employee benefits costs. Internal use software costs totaled $4,322 and $3,188, net of accumulated amortization at December 31, 2012 and 2011, respectively. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Depreciation of capitalized internal use software costs was $2,182 and $2,071 for 2012 and 2011, respectively.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6: Acquired Intangible Assets, Net

Intangible assets and related accumulated amortization consists of the following:

	December 31,
	2012	2011
Cost:
Tradename	$9,667	$9,667
Developed technology	6,903	6,903
Customer base	2,324	2,324
Vendor agreements	1,390	1,390
Domain names	620	391
Home listings datafeeds	75	75

Total cost	20,979	20,750

Accumulated amortization:
Tradename	(3,903)	(2,025)
Developed technology	(5,353)	(4,253)
Customer base	(2,070)	(1,858)
Vendor agreements	(1,390)	(1,390)
Domain names	(516)	(387)
Home listings datafeeds	(75)	(75)

Total accumulated amortization	(13,307)	(9,988)

Acquired Intangible Assets, net	$7,672	$10,762

Future amortization expense is expected to be as follows over each of the next five years:

Total
2013	$2,954
2014	2,155
2015	1,563
2016	1,000
2017	—

Total	$7,672

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

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8: Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities:

	December 31,
	2012	2011
Accrued advertising	$766	$439
Accrued services	111	100
Accrued legal and professional fees	99	95
Accrued business taxes	56	35
Contract termination liability	—	1,350
Other	163	205

	$1,195	$2,224

Note 9: Self Insurance

We are self insured for our medical and dental coverage. The medical plan carries a stop-loss policy, which will protect from an individual claim during the plan year exceeding $100 or when cumulative medical claims exceed 125% of expected claims for the plan year. We record estimates of the total cost of claims incurred as of the balance sheet date based on an analysis of historical data and independent estimates. Our liability for self-insured medical and dental claims is included in accrued compensation and benefits and was $129 and $158 at December 31, 2012 and 2011, respectively.

Note 10: Income Taxes

Income tax (benefit) expense from continuing operations is comprised of the following:

	Years Ended December 31,
	2012	2011
Current	$21	$(33)
Deferred	(3,008)	(4,917)
Valuation allowance	3,041	4,923

	$54	$(27)

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

	2012	2011
Federal statutory tax rate	34.0%	34.0%
Incremental investment in ActiveRain	—	—
Other	0.6%	0.7%
Change in valuation allowance	(35.3%)	(34.5%)

Effective tax rate	(0.7%)	0.2%

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$13,878	$11,686
Stock-based compensation	4,425	3,623
Acquired intangible assets	3,885	3,413
Alternative minimum tax credit	448	448
Allowances and accruals	329	263
Deferred rent	60	163
Valuation allowance	(21,510)	(18,469)

Total deferred tax assets	$1,515	$1,127

Deferred tax liabilities:
Property and equipment	$(1,425)	$(1,048)
Prepaids, discounts and other	(90)	(79)
Goodwill	(39)	(6)

Total deferred tax liabilities	$(1,554)	$(1,133)

Our deferred tax assets and liabilities are expected to reverse over the next five years, except for the net operating losses and the deferred tax liability related to goodwill deductions on the goodwill acquired in 2011. Based on our recent history of operating losses and the lack of carryback periods for losses, we believe it is more likely than not that we will be unable to generate sufficient taxable income to realize our deferred tax assets. As a result, we have established a valuation allowance for the amount of our gross deferred tax assets for which it is not more likely than not that we will realize the benefit. We increased our valuation allowance by $3,041 and $4,923 in 2012 and 2011, respectively.

At December 31, 2012, our gross U.S. Federal net operating loss carryforwards were $48,127 and will begin to expire in 2023.

At December 31, 2012 we have no unrecognized tax benefits. A reconciliation of the amount of unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1	$—	$115
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(21)
Settlements	—	(94)

	$—	$—

We have concluded all U.S. Federal income tax matters for years through 2009.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11: Leases

In November 2012, the lease for our corporate offices in Kirkland, Washington was amended, with a December 2012 effective date, increasing the size of the leased space from 25,309 square feet to 28,941 square feet. The lease expires in August 2013.

In May 2012, the lease for our office in Seattle, Washington for 5,809 square feet was amended, extending the termination date from January 2013 to June 2013.

Through December 2012, we leased 6,740 square feet of office space in Greenwood Village, Colorado. In October 2012, we signed a lease for 4,244 square feet of new office space in Greenwood Village, Colorado. The lease has an effective date of January 2013 and expires in April 2016 with an option to extend the lease term for three years.

Our leases contain free rent periods and predetermined fixed escalations. We recognize rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the lease as a deferred liability, which is included as a component of deferred rent on the accompanying consolidated balance sheets.

Following are the future minimum payments required under all property and equipment operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012.

2013	$454
2014	103
2015	95
2016	31
2017	—

$683

Rent expense totaled $829 and $753 during 2012 and 2011, respectively.

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

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Volatility. We estimate the volatility of our stock price at the date of grant based on the historical volatility of our stock price calculated over a term equivalent to the expected life of the award. During 2012, the range of expected volatilities used was 51% to 65%.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equivalent to the expected life of the award. During 2012, the range of risk-free interest rates used was 0.32% to 0.56%.

Expected Dividend Yield. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

The value of each employee option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2012	2011
Weighted average expected risk-free interest rate	0.36%	0.92%
Weighted average expected volatility	58%	62%
Expected life (in years)	3.5 years	3.5 years
Expected dividend yield	0%	0%
Weighted average fair value	$1.38	$0.93

Our stock options typically vest on a graded basis over a four year period and typically expire the earlier of ten years from the date of grant or ninety days following termination of employment.

Stock Option Activity

Employee stock options granted, exercised, canceled and expired under all of our stock option plans are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,436,226	$3.23	$1.58
Options granted	375,000	4.60	1.84
Options exercised	(1,285,501)	2.22	0.46
Options forfeited	(49,988)	2.18	1.00
Options expired	(8,835)	8.98	5.35

Outstanding at December 31, 2012	4,466,902	$3.64	$1.92	6.6 years	$15,632

Exercisable at December 31, 2012	3,127,153	$4.00	$2.24	5.9 years	$10,600

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options outstanding at December 31, 2012 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the options with exercise prices that were lower than the closing market price of our common stock at period end. The total intrinsic value of options exercised and the total grant date fair value of options that vested and were forfeited are included in the following table.

	Years Ended December 31,
	2012	2011
Intrinsic value of options exercised	$3,384	$4
Grant date fair value of options vested	$880	$851
Grant date fair value of options forfeited	$50	$84

Stock Awards

We have granted restricted stock units to our executives and certain key employees under the 2004 Plan. These stock awards entitle the holder to shares of common stock as the award vests over vesting periods from two to four years. We measure the fair value of restricted stock units based upon the market price of the underlying common stock on the date of grant. The restricted stock units are recognized over their applicable vesting period using the straight-line method reduced for estimated forfeitures. The total grant date fair value of stock awards that vested during 2012 and 2011 was $505 and $1,012, respectively.

During 2012, the following activity occurred related to our restricted stock units granted to employees:

	Stock Awards	Weighted Average Grant Date Fair Value
Nonvested stock award balance at December 31, 2011	618,707	$2.09
Restricted stock units granted	297,000	4.66
Units upon which restrictions lapsed	(244,675)	2.07
Restricted stock units forfeited	(15,400)	4.66

Nonvested stock award balance at December 31, 2012	655,632	$3.20

Non-Employee Share Based Payments

On September 23, 2010, we granted options to purchase 200,000 of our common stock to a consultant under the 2004 Equity Incentive Plan in exchange for services. The options granted vest over two years and the associated expense is included in our sales and marketing expense. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, is re-measured using the option fair value and the stock-based compensation recognized during the period is adjusted accordingly. The final re-measurement and stock compensation adjustment related to these options occurred on September 23, 2012, the date the options became fully vested.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2012 fully vested date and 2011 year-end and value of options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fully Vested Date September 23	Year Ended December 31
	2012	2011
Exercise price	$2.01	$2.01
Expected risk-free interest rate	1.77%	1.89%
Expected volatility	56%	57%
Expected life (in years)	10 years	10 years
Expected dividend yield	0%	0%
Weighted average fair value	$5.31	$1.84

We recognized $829 and $202 of expense respectively in 2012 and 2011 related to these options. These options became fully vested during 2012, and therefore, there is no expense remaining to be recognized in future years.

Stock Appreciation Rights

In September 2011, the Company granted stock appreciation rights to executives. The stock appreciation rights entitle the holder to the appreciation in value of the award as the award vests over a four-year period. The awards can be settled in cash or shares of common stock, at the Company’s option.

We measure the fair value of stock appreciation rights similar to stock options. Additionally stock appreciation rights are liability-classified awards that must be remeasured at fair value at the end of each reporting period, and cumulative compensation cost adjusted for changes in fair value. Compensation expense related to stock appreciation rights is recognized over the vesting period using the straight-line method reduced for estimated forfeitures. We recognized $1,085 and $45 of expense in 2012 and 2011, respectively, related to these stock appreciation rights. Stock appreciation rights activity is summarized in the following table:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	626,000	$2.25	$1.29
Stock appreciation rights granted	382,500	4.66	1.89
Stock appreciation rights exercised	(20,000)	2.36	4.31
Stock appreciation rights forfeited	—	—	—
Stock appreciation rights expired	—	—	—

Outstanding at December 31, 2012	988,500	$3.18	$3.80	4.0 years	$3,329

Exercisable at December 31, 2012	202,687	$2.48	$4.22	3.8 years	$826

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of each employee stock appreciation right granted was estimated at the end of each reporting period using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2012	2011
Weighted average exercise price	$3.18	$2.25
Weighted average expected risk-free interest rate	0.30%	0.36%
Weighted average expected volatility	49%	65%
Expected life (in years)	2.5 years	3.5 years
Expected dividend yield	0%	0%
Weighted average fair value	$3.80	$1.29

Our stock appreciation rights typically vest on a graded basis over either a two or four year period and typically expire the earlier of five years from the date of grant or ninety days following termination of employment.

Stock-based Compensation

The following table summarizes stock-based compensation expense for the respective periods:

	Years Ended December 31,
	2012	2011
Total cost of share-based payment plans	$3,395	$1,603
Amounts capitalized in internally developed software	(146)	(104)

Amounts charged against income, before income tax benefit	$3,249	$1,499

Amount of related income tax benefit recognized	$—	$—
Depreciation recognized for stock compensation capitalized in fixed assets	$119	$137

In 2012 and 2011, we have recognized a full valuation allowance against the income tax benefit resulting from our stock-based compensation as shown above.

As of December 31, 2012, we had $5,981 of unrecognized compensation cost related to non-vested stock-based awards granted to employees under all equity compensation plans, which includes restricted stock units, stock options, and stock appreciation rights. We expect to recognize this cost over a weighted average period of 1.5 years.

Market Leader, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13: Common Stock

Common Stock Reserved for Future Issuance

The following table sets forth the shares of common stock reserved for future issuance:

December 31, 2012
Options outstanding under the 1999 Stock Option Plan	98,307
Options, stock appreciation rights, and unvested stock awards outstanding under the 2004 Equity Incentive Plan	6,212,727
Additional equity awards that can be issued under the 2004 Equity Incentive Plan	458,865

Common stock reserved for future issuance	6,769,899

An additional 700,000 shares was authorized for issuance effective January 1, 2013 under the automatic annual increase provisions of the 2004 Equity Incentive Plan. We issue new shares for option exercises and vested restricted stock units.

Note 14: 401(k) Plan

We provide a defined contribution 401(k) plan for our employees. Participating employees may contribute a portion of their salary to the plan up to the maximum allowed by the federal tax guidelines. Additionally, we may make discretionary contributions to the plan. To date, no discretionary contributions have been made to the plan.

Note 15: Contract Termination Charge

We terminated a licensing agreement for marketing design software effective December 31, 2011. As a result, we were released from future minimum contractual liabilities totaling $2.6 million, as well as any and all future revenue sharing payments, in exchange for early termination fees totaling $1.45 million.

Note 16: Supplemental Disclosures of Cash Flow Information

	Years Ended December 31,
	2012	2011
Cash paid during the period for income taxes	$12	$7
Noncash investing and financing activities:
Increase in payables for property and equipment	$108	$46
Equity issued in stock appreciation right exercises	$86	$—
Payable related to acquisition of noncontrolling interest in ActiveRain	$—	$41
Equity issued in acquisition of kwkly	$—	$598

Market Leader,Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended:
December 31, 2012	$36	$552	$574	(A)	$14
December 31, 2011	$12	$618	$594	(A)	$36

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended:
December 31, 2012	$18,469	$3,041	$—	$21,510
December 31, 2011	$13,546	$4,923	$—	$18,469