Form 10-Q
period 2013-03-31
Market Leader, Inc.
filed 2013-05-10
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

As of May 3, 2013, there were outstanding 27,020,520 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2013	2012
Revenues	$12,924	$10,186
Expenses:
Sales and marketing (1)	8,845	7,028
Technology and product development (1)	2,942	2,339
General and administrative (1)	2,303	1,855
Depreciation and amortization of property and equipment (2)	827	644
Amortization of acquired intangible assets	787	823

Total expenses	15,704	12,689

Loss from operations	(2,780)	(2,503)
Interest income and expense, net	6	9

Loss before income tax expense	(2,774)	(2,494)
Income tax expense	7	28

Net loss	(2,781)	$(2,522)

Net loss per share— basic and diluted	$(0.10)	$(0.10)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2013	2012
Sales and marketing	$373	$355
Technology and product development	438	50
General and administrative	558	228

	$1,369	$633

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2013	2012
Technology and product development	$713	$567
General and administrative	114	77

	$827	$644

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$10,982	$11,165
Short-term investments	11,007	11,034
Trade accounts receivable, net of allowance of $41 and $14, respectively	1,053	854
Prepaid expenses and other current assets	1,164	999

Total current assets	24,206	24,052
Property and equipment, net of accumulated depreciation of $16,375 and $15,941, respectively	5,764	5,486
Acquired intangible assets, net of accumulated amortization of $14,035 and $13,307, respectively	6,952	7,672
Goodwill	1,861	1,861

Total assets	$38,783	$39,071

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,385	$978
Accrued compensation and benefits	3,115	3,194
Accrued expenses and other current liabilities	1,399	1,195
Deferred rent, current portion	109	177
Deferred revenue	1,070	1,126

Total current liabilities	7,078	6,670
Stock appreciation right liability	1,917	1,044
Other noncurrent liabilities	72	56

Total liabilities	9,067	7,770
Shareholders’ equity:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 26,998,840 and 26,634,447 shares at March 31, 2013 and December 31, 2012, respectively	79,236	78,040
Accumulated deficit	(49,520)	(46,739)

Total shareholders’ equity	29,716	31,301

Total liabilities and shareholders’ equity	$38,783	$39,071

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	26,634,447	$78,040	$(46,739)	$31,301
Stock award exercises and vesting of restricted stock	392,585	961	—	961
Stock-based compensation	—	417	—	417
Value of equity awards withheld for tax liability and award exercises	(28,192)	(182)	—	(182)
Net loss	—	—	(2,781)	(2,781)

Balance at March 31, 2013	26,998,840	$79,236	$(49,520)	$29,716

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,781)	$(2,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	827	644
Amortization of acquired intangible assets	787	823
Stock-based compensation	1,369	633
Changes in certain assets and liabilities:
Trade accounts receivable	(199)	(135)
Prepaid expenses and other current assets	(139)	387
Accounts payable	318	(239)
Accrued compensation and benefits	(79)	(271)
Accrued expenses and other current liabilities	199	(797)
Deferred rent	(50)	(79)
Deferred revenue	(56)	247

Net cash provided by (used in) operating activities	196	(1,309)

Cash flows from investing activities:
Purchases of short-term investments	(2,999)	(2,998)
Maturities of short-term investments	3,000	4,958
Purchases of property and equipment	(1,042)	(1,229)

Net cash (used in) provided by investing activities	(1,041)	731

Cash flows from financing activities:
Value of equity awards withheld for tax liability and award exercises	(182)	(90)
Proceeds from exercises of stock options	844	259

Net cash provided by financing activities	662	169

Net decrease in cash and cash equivalents	(183)	(409)
Cash and cash equivalents at beginning of period	11,165	7,958

Cash and cash equivalents at end of period	$10,982	$7,549

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The company serves more than 135,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software and services helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the company’s national consumer real estate sites, including www.realestate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full year.

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

Concentration of risk

Two customers accounted for 80% and 91% of the Company’s total accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $5,512 and $7,116 in money market funds as of March 31, 2013 and December 31, 2012 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

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

Note 2: Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share uses the weighted average common shares outstanding plus dilutive stock options and unvested restricted stock units using the treasury stock method. Because we have reported losses for the periods presented, none of our stock options, unvested restricted stock units, or stock appreciation rights are included in the diluted per share calculations.

Stock options and unvested restricted stock units are excluded from the dilutive earnings per share calculation when their impact is antidilutive. Prior to satisfaction of all conditions of vesting, unvested restricted stock units are considered contingently issuable and are excluded from weighted average common shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended March 31,
	2013	2012
Net loss	$(2,781)	$(2,522)

Weighted average common shares outstanding	26,734	25,447
Dilutive effect of equity-based awards	—	—

Diluted Shares	26,734	25,447

Net loss per share—basic and diluted	$(0.10)	$(0.10)

Antidilutive equity-based awards	6,033	6,705

Unvested restricted stock units	599	580

Note 3: Cash, Cash Equivalents and Short-Term Investments

At March 31, 2013, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$5,470	$—	$5,470
Money market account	5,512	—	5,512

Cash and cash equivalents	$10,982	$—	$10,982

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$11,007	$1	$11,008

Short-Term investments	$11,007	$1	$11,008

At December 31, 2012, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$4,049	$—	$4,049
Money market account	7,116	—	7,116

Cash and cash equivalents	$11,165	$—	$11,165

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. Treasury bills	$11,034	$3	$11,037

Short-Term investments	$11,034	$3	$11,037

Our U.S. Treasury bills are classified as held-to-maturity and are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. All of our investments have a contractual maturity of one year or less.

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 4: Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2013	2012
Cash paid during the period for income taxes	$8	$12
Non-cash investing and financing activities:
Increase in payables for property and equipment	$191	$46
Equity issued in stock appreciation right exercises	$117	$—

Note 5: Subsequent Events

On May 7, 2013 the Company entered into a definitive merger agreement (the “Merger Agreement”) whereby Trulia will acquire the Company in a merger transaction valued at approximately $355 million. The transaction requires the approval of the Company’s shareholders and is subject to regulatory review and other customary closing conditions. The Company anticipates that the Merger will close during the third quarter of 2013.

The Merger Agreement contains certain termination rights for both Trulia and the Company, including if the Merger is not completed on or before October 31, 2013 or if the approval of the Merger Agreement by the Company’s shareholders is not obtained. The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, the Company may be required to pay Trulia a termination fee of $15 million. Under certain circumstances, the Company may be required to reimburse Trulia for its transaction expenses (up to a maximum of $1 million).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward looking statements relating to our anticipated plans, products, services, and financial performance. The words “will,” “estimate,” “believe,” “expect,” “anticipate,” “intend” and similar expressions identify forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that could affect our actual results include, but are not limited to, those discussed under the heading Item 1A, “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements. The forward-looking statements are made as of the date of this report, and we assume no obligation to update any such statements to reflect events or circumstances after the date hereof.

Unless the context requires otherwise, the terms “Market Leader,” the “Company,” “we,” “us” and “our” refer to Market Leader, Inc. and its subsidiaries.

Overview

Our Business

Market Leader, founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The Company serves more than 135,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software and services helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the Company’s national consumer real estate sites, including www.realestate.com, give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Review of First Quarter 2013

We achieved our thirteenth consecutive quarter of revenue growth, driven by demand for our software-as-a-service products as well as the continued ability to leverage our relationships with our more than 135,000 customers to drive additional sales of premium services.

Our primary goal is to continue to drive revenue growth, which we believe requires continued investment in cost-effective customer acquisition. We sell directly to individual real estate brokerage offices and their agents, which has long been a core competency for us. We also have an effective strategy to build and maintain sales and marketing channel relationships with major franchise networks and large brokerage companies to sell from the top down. These strategic relationships enable us to tap into the influence, credibility, and existing sales and marketing infrastructure of these franchise networks to let us cost-effectively acquire high-value, premium customers.

We have built our first enterprise relationship over the past two years, and we recently launched additional enterprise rollouts from agreements we signed in 2012 with two more of the nation’s leading franchises. These rollouts will further enhance our access to real estate professionals and we believe will contribute to continued revenue growth in the future.

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

We believe our success in the enterprise space and our increasing access to real estate professionals is the result of providing an industry leading software solution that enhances our customers’ productivity. During 2013, we have continued to develop new features and enhance our software solution. Most notably, we have extended and enhanced our mobile platform as well as added functionality that allows listing agents to automatically create unique websites for each of their home listings. We remain focused on continuing to make enhancements to our software solution and delivering more value to our growing base of customers.

Results of Operations

Revenues

	Three months ended March 31,
	2013	2012
Revenues (in thousands)	$12,924	$10,186

Revenue for the first quarter of 2013 was $12.9 million, a 27% increase over the same period last year, driven by demand for our products at the professional and enterprise level, increased investment in customer acquisition, and upsells of our premium services to our broad customer base, supported by improved real estate market conditions.

Based upon our view of the business today, we expect annual revenue growth rate of over 30%, and that our strong year-over-year revenue growth rate will accelerate in each of the remaining quarters of 2013.

Sales and Marketing

	Three months ended March 31,
	2013	2012
Sales and marketing expense (in thousands)	$8,845	$7,028

Sales and marketing expense as a % of revenue	68%	69%

Sales and marketing expense increased for the three months ended March 31, 2013 when compared to the same period in 2012 but decreased slightly as a percentage of revenue. Our customer acquisition costs increased due to investments in additional sales capacity and marketing programs to drive continued revenue growth. Our customer servicing costs increased slightly as we continue to grow our customer base.

Overall, we expect sales and marketing expenses to increase in value, but decrease as a percentage of revenue. Customer servicing costs are expected to increase as we grow our customer base, but at a rate slower than our revenue growth as we continue to leverage operating efficiencies. We expect customer acquisition costs to remain relatively consistent but to decline as a percentage of revenue.

Technology and Product Development

	Three months ended March 31,
	2013	2012
Technology and product development expense (in thousands)	$2,942	$2,339

Technology and product development expense as a % of revenue	23%	23%

Technology and product development expense increased 26% for the three month period ended March 31, 2013 compared to the same period in 2012. The increase reflects growth in the business and the pace of our product innovation. The increase is also due to an increase in stock compensation expense primarily resulting from our increased stock price.

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

General and Administrative

	Three months ended March 31,
	2013	2012
General and administrative expense (in thousands)	$2,303	$1,855

General and administrative expense as a % of revenue	18%	18%

General and administrative expense increased for the three month period ended March 31, 2013 when compared to the same period in 2012, primarily due to increased stock compensation expense primarily resulting from our increased stock price as well as investment in additional office space capacity to support the growth in our business.

We expect quarterly general and administrative expenses to increase slightly during the year, but moderate as a percentage of revenue.

Stock-based Compensation

Stock-based compensation expense increased for the three month period ended March 31, 2013 compared to the same period in 2012 primarily due to the impact of our stock price increase on our liability-classified stock appreciation rights that are re-measured at the end of each reporting period. These awards were re-valued at the end of the first quarter when the share price used to re-measure the value of the liability awards was $8.90, an increase from $6.52 at the beginning of the quarter. At March 31, 2013 a one dollar change in our stock price would change stock-based compensation expense by approximately $300,000.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased for the three month period ended March 31, 2013 compared to the same period in 2012 due to our ongoing additions to capitalized software development as we continue to deliver products to new enterprise customers and to develop new products.

Amortization of Acquired Intangible Assets

Amortization of intangible assets decreased slightly for the three month period ended March 31, 2013 compared to the same period in 2012, as intangible assets from prior year acquisitions became fully amortized.

Interest Income and Expense, net

Interest income remains immaterial as liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return.

Income Tax Expense (Benefit)

Income tax expense (benefit) remains immaterial as we continue to record a full valuation allowance against our deferred tax assets.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We include a discussion of our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2012.

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the five quarters ended March 31, 2013. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Mar 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands)
Operations Data:
Revenues	$12,924	$12,037	$11,691	$11,074	$10,186
Expenses:
Sales and marketing	8,845	7,263	7,699	6,999	7,028
Technology and product development	2,942	2,347	2,265	2,762	2,339
General and administrative	2,303	2,054	2,064	1,855	1,855
Depreciation and amortization of property and equipment	827	735	754	768	644
Amortization of acquired intangible assets	787	811	849	836	823

Total expenses	15,704	13,210	13,631	13,220	12,689

Loss from operations	(2,780)	(1,173)	(1,940)	(2,146)	(2,503)
Interest income and expense, net	6	8	7	8	9

Loss before income tax	(2,774)	(1,165)	(1,933)	(2,138)	(2,494)
Income tax expense (benefit)	7	8	10	8	28

Net loss	(2,781)	(1,173)	(1,943)	(2,146)	(2,522)

Adjusted EBITDA	$203	$913	$937	$260	$(403)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the US. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, and stock-based compensation. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net loss	$(2,781)	$(1,173)	$(1,943)	$(2,146)	$(2,522)
Adjustments:
Stock-based compensation	1,369	540	1,274	802	633
Depreciation and amortization of property and equipment	827	735	754	768	644
Amortization of intangible assets	787	811	849	836	823
Other expense (income)	1	—	3	—	19

Adjusted EBITDA	$203	$913	$937	$260	$(403)

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At March 31, 2013, our cash, cash equivalents and short-term investments totaled $22 million.

Liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return. As of March 31, 2013, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills with terms of one year or less.

The following table presents summary cash flow data:

	Three months Ended March 31,
	2013	2012
	(dollars in thousands)
Cash provided by (used in) operating activities	$196	$(1,309)
Cash (used in) provided by investing activities	(1,041)	731
Cash provided by financing activities	662	169

Operating Activities

Net cash provided by (used in) operating activities consists of our net loss adjusted for certain non-cash items, primarily depreciation, amortization, stock-based compensation, and the effects of changes in working capital. We generated $0.2 million in cash from operations during the first three months of 2013, an increase of $1.5 million compared to the same period in 2012. The increase was primarily due to changes in working capital and stock-based compensation.

Investing Activities

Cash used in investing activities for the first three months of 2013 was $1.0 million compared to cash provided by investing activities of $0.7 million for the same period in 2012, primarily due to timing of maturities of short term investments.

Financing Activities

Cash provided by financing activities during the first three months of 2013 increased compared to the same period last year primarily due to increased proceeds from the exercise of employee stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of March 31, 2013, we invested in U.S. Treasury securities money market funds with short-term weighted average duration and directly in U.S. Treasury securities. A hypothetical 10% increase/decrease in interest rates would not significantly increase/decrease our annual interest income and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

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

The risk factors set forth below are in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, which includes a detailed discussion of risk factors that could materially effect on our business, financial condition and future results, and is herein incorporated by reference.

Risk Factors Related to the Proposed Merger with Trulia, Inc.

The Merger is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed

On May 7, 2013, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Trulia, Inc. (“Trulia”) and Mariner Acquisition Corp, a wholly owned subsidiary of Trulia (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and wholly owned subsidiary of Trulia. The consummation of the Merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) receiving the required approval of the Company’s shareholders, (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any applicable waiting period or approvals under the other applicable competition and antitrust laws, (iii) the effectiveness of the registration statement on Form S-4 for the Trulia common stock to be issued in the Merger, and (iv) the approval of the listing on the New York Stock Exchange of the shares of Trulia common stock to be issued in the Merger. It also is possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to the Company, which may give Trulia the ability to not complete the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee or a break-up fee to Trulia. These costs could require us to use available cash that would have otherwise been available for general corporate purposes.

If the Merger Agreement is terminated, in certain circumstances, we would be required to reimburse Trulia for up to $1 million in transaction expenses. Also, in connection with the termination of the Merger Agreement under certain circumstances, and we could be required to pay a termination fee of $15 million. If the Merger Agreement is terminated, the expense reimbursement and the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed Merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Trulia’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management thinks they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers and suppliers may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our business results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to two million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the first quarter of 2013. At March 31, 2013, 928,043 shares remain available for purchase under the share repurchase program.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1+	Seventh Amendment to Lease, dated as of April 5, 2013, by and between MEPT Kirkland Office II LLC and Market Leader, Inc.

10.2+	Form of Stock Appreciation Right Grant Notice/Agreement under the HouseValues, Inc. 2004 Equity Incentive Plan (replaces and supersedes that form originally filed with the Registrant’s Form 10-Q filed on November 14, 2011).

10.3+	Amended Employment Agreement by and between the Registrant and Ian Morris, dated January 1, 2013.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Operations for the three ended March 31, 2013 and 2012 (unaudited), (ii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/S/ JACQUELINE DAVIDSON
Jacqueline Davidson
Chief Financial Officer
Authorized Officer and Principal Financial Officer and Principal Accounting Officer

Date: May 10, 2013