Form 10-Q
period 2013-06-30
Market Leader, Inc.
filed 2013-08-05
CIK 1298978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

As of July 29, 2013, there were outstanding 27,349,807 shares of the registrant’s common stock, $0.001 par value, which is the only class of common stock of the registrant.

Market Leader, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$13,686	$11,074	$26,610	$21,260
Expenses:
Sales and marketing (1)	8,238	6,999	17,083	14,027
Technology and product development (1)	3,020	2,762	5,962	5,101
General and administrative (1)	3,593	1,855	5,896	3,710
Depreciation and amortization of property and equipment (2)	816	768	1,643	1,412
Amortization of acquired intangible assets	793	836	1,580	1,659

Total expenses	16,460	13,220	32,164	25,909

Loss from operations	(2,774)	(2,146)	(5,554)	(4,649)
Interest income and expense, net	4	8	10	17

Loss before income tax expense	(2,770)	(2,138)	(5,544)	(4,632)
Income tax expense	7	8	14	36

Net loss	(2,777)	(2,146)	(5,558)	(4,668)

Net loss per share—basic and diluted	$(0.10)	$(0.08)	$(0.21)	$(0.18)

(1) Stock-based compensation is included in the expense line items above in the following amounts:

	2013	2012	2013	2012
Sales and marketing	$316	$440	$689	$795
Technology and product development	460	67	898	117
General and administrative	604	295	1,162	523

	$1,380	$802	$2,749	$1,435

(2) Depreciation and amortization of property and equipment is allocated as follows:

	2013	2012	2013	2012
Technology and product development	$704	$678	$1,417	$1,245
General and administrative	112	90	226	167

	$816	$768	$1,643	$1,412

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$14,239	$11,165
Short-term investments	6,998	11,034
Trade accounts receivable, net of allowance of $17 and $14, respectively	1,175	854
Prepaid expenses and other current assets	1,050	999

Total current assets	23,462	24,052
Property and equipment, net of accumulated depreciation of $17,191 and $15,941, respectively	5,782	5,486
Acquired intangible assets, net of accumulated amortization of $14,773 and $13,307, respectively	6,235	7,672
Goodwill	1,861	1,861

Total assets	$37,340	$39,071

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$844	$978
Accrued compensation and benefits	3,053	3,194
Accrued expenses and other current liabilities	1,773	1,195
Deferred rent, current portion	70	177
Deferred revenue	1,176	1,126

Total current liabilities	6,916	6,670
Stock appreciation right liability	2,750	1,044
Other noncurrent liabilities	74	56

Total liabilities	9,740	7,770
Shareholders’ equity:
Preferred stock, par value $0.001 per share, authorized 30,000,000 shares; none issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001 per share, stated at amounts paid in; authorized 120,000,000 shares; issued and outstanding 27,329,352 and 26,634,447 shares at June 30, 2013 and December 31, 2012, respectively	79,897	78,040
Accumulated deficit	(52,297)	(46,739)

Total shareholders’ equity	27,600	31,301

Total liabilities and shareholders’ equity	$37,340	$39,071

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	26,634,447	$78,040	$(46,739)	$31,301
Stock award exercises and vesting of restricted stock	768,558	1,621	—	1,621
Stock-based compensation	—	843	—	843
Value of equity awards withheld for tax liability and award exercises	(73,653)	(607)	—	(607)
Net loss	—	—	(5,558)	(5,558)

Balance at June 30, 2013	27,329,352	$79,897	$(52,297)	$27,600

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,558)	$(4,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,643	1,412
Amortization of acquired intangible assets	1,580	1,659
Stock-based compensation	2,749	1,435
Changes in certain assets and liabilities:
Trade accounts receivable	(321)	70
Prepaid expenses and other current assets	(18)	258
Accounts payable	(33)	(216)
Accrued compensation and benefits	(141)	354
Accrued expenses and other current liabilities	565	(605)
Deferred rent	(85)	(154)
Deferred revenue	50	140

Net cash provided by (used in) operating activities	431	(315)

Cash flows from investing activities:
Purchases of short-term investments	(6,997)	(6,991)
Maturities of short-term investments	11,000	14,958
Purchases of property and equipment	(2,099)	(1,949)

Net cash provided by investing activities	1,904	6,018

Cash flows from financing activities:
Value of equity awards withheld for tax liability and award exercises	(607)	(262)
Proceeds from exercises of stock options	1,346	835

Net cash provided by financing activities	739	573

Net increase in cash and cash equivalents	3,074	6,276
Cash and cash equivalents at beginning of period	11,165	7,958

Cash and cash equivalents at end of period	$14,239	$14,234

See accompanying notes to condensed consolidated financial statements.

Market Leader, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Market Leader, Inc. (“Market Leader” or the “Company”), founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. The Company serves more than 135,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Market Leader’s subscription-based real estate marketing software and services helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, the Company’s national consumer real estate sites give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

On May 7, 2013, the Company entered into an Agreement and Plan of Merger with Trulia, Inc. (“Trulia”) and Mariner Acquisition Corp. (the “Merger Agreement”) pursuant to which Trulia will acquire the Company in a merger transaction valued at approximately $355 million. The transaction requires the approval of the Company’s shareholders and is subject to other customary closing conditions. The Company anticipates that the merger will close during the third quarter of 2013.

The Merger Agreement contains certain termination rights for both Trulia and the Company, including if the Merger is not completed on or before October 31, 2013 or if the Company’s shareholders do not approve the Merger Agreement. The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, the Company may be required to pay Trulia a termination fee of $15 million. In addition, under certain specified circumstances, the Company may be required to reimburse Trulia’s transaction expenses (subject to a cap of $1.0 million).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. All adjustments that are, in the opinion of management, necessary for the fair presentation of our results of operations, financial position and cash flows have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full year.

Consolidation — The unaudited condensed consolidated financial statements include the financial statements of Market Leader and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Business segments — We operate a single business segment, representing marketing services provided to real estate professionals. Substantially all of our business comes from customers and operations located within the United States, and we do not have any assets located in foreign countries.

Subsequent Events – We have evaluated subsequent events and transactions for potential recognition and disclosure in the financial statements through August 5, 2013, the day the financial statements were issued.

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

Concentration of risk

Two customers accounted for 75% and 91% of trade accounts receivable as of June 30, 2013 and December 31, 2012, respectively.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We had $9,573 and $7,116 in money market funds as of June 30, 2013 and December 31, 2012 respectively, which were classified within the fair value hierarchy as Level 1 assets and accounted for at fair value.

The carrying amounts of accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term maturities.

Commitments and Contingencies

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. Furthermore, in connection with the announcement of the Merger Agreement described above in Note 1, three purported class action lawsuits were brought on behalf of all Market Leader shareholders against the Company and certain other defendants. See Note 5 for a description of this litigation.

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

The following table sets forth the computation of basic and diluted loss per share:

Shares in thousands	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(2,777)	$(2,146)	$(5,558)	$(4,668)
Weighted average common shares outstanding	27,091	25,741	26,910	25,592
Dilutive effect of equity-based awards	—	—	—	—

Diluted shares	27,091	25,741	26,910	25,592

Net loss per share—basic and diluted	$(0.10)	$(0.08)	$(0.21)	$(0.18)

Antidilutive equity-based awards	5,617	6,882	5,617	6,882

Unvested restricted stock units	459	839	459	839

Note 3: Cash, Cash Equivalents and Short-Term Investments

At June 30, 2013, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$4,666	$—	$4,666
Money market account	9,573	—	9,573

Cash and cash equivalents	$14,239	$—	$14,239

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

U.S. Treasury bills	$6,998	$—	$6,998

Short-Term investments	$6,998	$—	$6,998

At December 31, 2012, cash, cash equivalents, and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$4,049	$—	$4,049
Money market account	7,116	—	7,116

Cash and cash equivalents	$11,165	$—	$11,165

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

U.S. Treasury bills	$11,034	$3	$11,037

Short-Term investments	$11,034	$3	$11,037

Our U.S. Treasury bills are classified as held-to-maturity and are carried at amortized cost. The estimated fair value of the U.S. Treasury bills is based on quoted market prices for identical investments. All of our investments have a contractual maturity of one year or less.

We have not realized any gains or losses on our short-term investments in the periods presented.

Note 4: Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2013	2012
Cash paid during the period for income taxes	$8	$12
Non-cash investing and financing activities:
Increase in payables for property and equipment	$8	$6
Equity issued in stock appreciation right exercises	$276	$—

Note 5: Legal Proceedings

In connection with the announcement of the Merger Agreement as described above in Note 1 to these unaudited condensed consolidated financial statements, three purported class action lawsuits brought on behalf of all Market Leader shareholders were filed in King County Superior Court: Bruce Lynn v. Market Leader, et al., No. 13-2-20796-6, filed May 23, 2013; Arjun Reddy v. Morris, et al., No. 13-2-21115-7, filed May 29, 2013; and Jamason v. Market Leader, et al., No. 13-2-21190-4, filed May 29, 2013. The complaints in the three pending lawsuits are similar. The lawsuits allege, among other things, that Market Leader’s board of directors breached its fiduciary duties to its shareholders by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by Trulia. The plaintiffs seek relief that includes an injunction prohibiting the consummation of the Merger, rescission to the extent the Merger terms have already been implemented, damages for the breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs. The Company believes these allegations are without merit and intends to defend the lawsuits vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits. The three cases have been consolidated by the King County Superior Court under the caption In re Market Leader Inc. Shareholder’s Litigation, No. 13-2-20796-6.

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

Overview

Our Business

Market Leader, Inc., founded in 1999, provides innovative online technology and marketing solutions for real estate professionals across the United States and Canada. We serve more than 135,000 real estate agents, brokerages and franchisors, offering complete end-to-end solutions that enable them to grow and manage their businesses. Our subscription-based real estate marketing software and services helps customers generate a steady stream of prospects, plus provides the systems and training they need to convert those prospects into clients. In addition, our national consumer real estate sites give its customers access to millions of future home buyers and sellers, while providing consumers with free access to the information they seek.

Review of Second Quarter 2013

On May 7, 2013, we entered into an Agreement and Plan of Merger with Trulia, Inc. (“Trulia”) and Mariner Acquisition Corp. (the “Merger Agreement”) pursuant to which Trulia will acquire Market Leader in a merger transaction valued at approximately $355 million. The transaction requires the approval of our shareholders and is subject to other customary closing conditions. We anticipate that the merger will close during the third quarter of 2013.

The Merger Agreement contains certain termination rights for both Trulia and Market Leader, including if the Merger is not completed on or before October 31, 2013 or if our shareholders do not approve the Merger Agreement. The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, we may be required to pay Trulia a termination fee of $15 million. In addition, under certain specified circumstances we may be required to reimburse Trulia’s transaction expenses (subject to a cap of $1.0 million).

We achieved our fourteenth consecutive quarter of revenue growth, driven by demand for our software-as-a-service products as well as the continued ability to leverage our relationships with our more than 135,000 customers to drive additional sales of premium services.

Our primary goal is to continue to drive revenue growth, which we believe requires ongoing investment in customer acquisition. We sell directly to individual real estate brokerage offices and their agents, which has long been a core competency for us. We also have an effective strategy to build and maintain sales and marketing channel relationships with major franchise networks and large brokerage companies to sell from the top down. These strategic relationships enable us to tap into the influence, credibility, and existing sales and marketing infrastructure of these franchise networks to let us cost-effectively acquire high-value, premium customers.

We have built our first enterprise relationship over the past two years, and we launched additional enterprise rollouts in the first quarter with two more of the nation’s leading franchises. These rollouts will further enhance our access to real estate professionals and we believe will contribute to continued revenue growth in the future.

Under these strategic enterprise agreements, we typically provide a base level version of our software-as-a-service products to agents and brokers enterprise-wide in exchange for specified contractual revenue over a number of years. These enterprise customers have a business incentive to partner with us and drive broad platform adoption of our software-as-a-service solutions because it helps foster success and performance improvements within their agent base. Our strategy is to leverage the resulting broad access to sell recurring subscriptions to our premium services, including both software upgrades and marketing services. This strategy has contributed to our strong revenue growth.

We believe our success in the enterprise space and our increasing access to real estate professionals is the result of providing an industry leading software-as-a-service solution that enhances our customers’ productivity. During the second quarter of 2013, we continued to develop new features and enhance our software solution. Most notably, we launched new technology that enables agents to automatically capture leads from major real estate sites and increased direct mail functionality via targeted mailing lists with easy-to-use customized filters. We remain focused on continuing to make enhancements to our software solution and delivering more value to our growing base of customers.

Results of Operations

Revenues

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues (in thousands)	$13,686	$11,074	$26,610	$21,260

Revenues increased 24% and 25% for the three and six month periods ended June 30, 2013 compared to the same periods in 2012, driven by demand for our products at the professional and enterprise level, increased investment in customer acquisition, and upsells of our premium services to our broad customer base, supported by improved real estate market conditions.

Sales and Marketing

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total sales and marketing expense (in thousands)	$8,238	$6,999	$17,083	$14,027

Total sales and marketing expense as a % of revenue	60%	63%	64%	66%

Sales and marketing expense increased for the three and six months ended June 30, 2013 when compared to the same periods in 2012 but decreased slightly as a percentage of revenue. Our customer acquisition costs increased due to investments in additional sales capacity and marketing programs to drive continued revenue growth. Our customer servicing costs increased slightly, driven by growth in our customer base, but decreased as a percentage of revenue.

Technology and Product Development

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total technology and product development expense (in thousands)	$3,020	$2,762	$5,962	$5,101

Total technology and product development expense as a % of revenue	22%	25%	22%	24%

Technology and product development expense increased for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. The increase reflects growth in the business and the pace of our product innovation. The increase is also due to an increase in stock-based compensation expense primarily resulting from our increased stock price.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total general and administrative expense (in thousands)	$3,593	$1,855	$5,896	$3,710

Total general and administrative expense as a % of revenue	26%	17%	22%	17%

General and administrative expense increased for the three and six month period ended June 30, 2013 when compared to the same periods in 2012, primarily due to costs of $1.1 million incurred in the second quarter in connection with the pending merger transaction with Trulia. In addition, general and administrative expense increased due to increased stock-based compensation expense primarily resulting from our increased stock price.

Stock-based Compensation

Stock-based compensation expense increased for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 primarily due to the impact of our stock price increase on our liability-classified stock appreciation rights that are re-measured at the end of each reporting period. These awards were re-valued at the end of the second quarter when the share price used to re-measure the value of the liability awards was $10.65, an increase from $8.90 at the beginning of the quarter.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization of property and equipment increased for the three and six month periods ended June 30, 2013 compared to the same periods in 2012 due to our ongoing additions to capitalized software development as we continue to deliver products to new enterprise customers and to develop new products.

Amortization of Acquired Intangible Assets

Amortization of intangible assets decreased slightly for the three and six month periods ended June 30, 2013 compared to the same periods in 2012, as intangible assets from prior acquisitions became fully amortized.

Interest Income and Expense, Net

Interest income remains immaterial as liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return.

Income Tax Expense (Benefit)

Income tax expense (benefit) remains immaterial as we continue to record a full valuation allowance against our deferred tax assets.

Net Loss

Net loss has increased for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. While our revenues and Adjusted EBITDA have improved for those comparative periods, we have experienced an increase in stock-based compensation expense, discussed above. Additionally, our operating results for the second quarter were impacted by expenses we incurred in connection with the pending merger transaction with Trulia.

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

Quarterly Consolidated Statements of Income and Operational Data

The following table presents unaudited operational data pertaining to our operations for the six quarters ended June 30, 2013. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	June 30, 2013	Mar 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands)
Operations Data:
Revenues	$13,686	$12,924	$12,037	$11,691	$11,074	$10,186
Expenses:
Sales and marketing	8,238	8,845	7,263	7,699	6,999	7,028
Technology and product development	3,020	2,942	2,347	2,265	2,762	2,339
General and administrative	3,593	2,303	2,054	2,064	1,855	1,855
Depreciation and amortization of property and equipment	816	827	735	754	768	644
Amortization of acquired intangible assets	793	787	811	849	836	823

Total expenses	16,460	15,704	13,210	13,631	13,220	12,689

Loss from operations	(2,774)	(2,780)	(1,173)	(1,940)	(2,146)	(2,503)
Interest income and expense, net	4	6	8	7	8	9

Loss before income tax	(2,770)	(2,774)	(1,165)	(1,933)	(2,138)	(2,494)
Income tax expense	7	7	8	10	8	28

Net loss	(2,777)	(2,781)	(1,173)	(1,943)	(2,146)	(2,522)

Adjusted EBITDA	$1,337	$203	$913	$937	$260	$(403)

Adjusted EBITDA is a non-GAAP financial measure provided as a complement to results in accordance with accounting principles generally accepted in the US. Adjusted EBITDA is not a substitute for measures determined in accordance with GAAP, and may not be comparable to Adjusted EBITDA as reported by other companies. Our use of the term “Adjusted EBITDA” refers to a financial measure defined as earnings or loss before net interest, income taxes, depreciation, amortization, and stock-based compensation, and excludes expenses incurred in connection with the pending merger transaction with Trulia as these are non-recurring expenses that are unrelated to our ongoing operations. We believe Adjusted EBITDA to be relevant and useful information to our investors as this measure is an integral part of our internal management reporting and planning process and is the primary measure used by our management to evaluate operating performance. See the table below for a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure.

	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands)
Reconciliation of GAAP Measurement to Adjusted EBITDA:
Net loss	$(2,777)	$(2,781)	$(1,173)	$(1,943)	$(2,146)	$(2,522)
Adjustments:
Stock-based compensation	1,380	1,369	540	1,274	802	633
Depreciation and amortization of property and equipment	816	827	735	754	768	644
Amortization of intangible assets	793	787	811	849	836	823
Merger-related expenses	1,122	—	—	—	—	—
Other expense	3	1	—	3	—	19

Adjusted EBITDA	$1,337	$203	$913	$937	$260	$(403)

Liquidity and Capital Resources

Currently, our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash flow that we may generate from our operations. At June 30, 2013, our cash, cash equivalents and short-term investments totaled $21.2 million.

Liquidity and security of principal continue to be core to our investment strategy, which results in low rates of return. As of June 30, 2013, we have invested in cash equivalents consisting of money market funds that hold U.S. Treasury securities with short-term weighted average duration. Short-term investments are comprised of U.S. Treasury bills with terms of one year or less.

The following table presents summary cash flow data:

	Six months Ended June 30,
	2013	2012
	(dollars in thousands)
Cash provided by (used in) operating activities	$431	$(315)
Cash provided by investing activities	1,904	6,018
Cash provided by financing activities	739	573

Operating Activities

Cash flows from operating activities consist of our net loss adjusted for certain non-cash items, primarily depreciation, amortization, stock-based compensation, and the effects of changes in working capital. We generated $0.4 million in cash from operations during the first six months of 2013, an increase of $0.7 million compared to the same period in 2012. The increase was primarily due to an improvement in Adjusted EBITDA.

Investing Activities

Cash provided by investing activities for the first six months of 2013 was $1.9 million compared to $6.0 million for the same period in 2012, primarily due to timing of purchases and maturities of short term investments.

Financing Activities

Cash provided by financing activities during the first six months of 2013 increased compared to the same period last year primarily due to increased proceeds from the exercise of employee stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal and liquidity without incurring significant risk. Because of ongoing market uncertainties, we continue to evaluate the security of our investments and the institutions where we hold our investments. As of June 30, 2013, we invested in U.S. Treasury securities money market funds with short-term weighted average duration and directly in U.S. Treasury securities. A hypothetical 10% increase/decrease in interest rates would not significantly change our annual interest income and cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards continuous improvement.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business, including actions relating to employment issues. We believe that there are no such claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

As disclosed in Note 1 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, on May 7, 2013 we entered into an Agreement and Plan of Merger with Trulia, Inc. (“Trulia”) and Mariner Acquisition Corp. (the “Merger Agreement”), pursuant to which Trulia will acquire the Company in a merger transaction. In connection with the announcement of the Merger Agreement as described above in Note 1to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, three purported class action lawsuits brought on behalf of all Market Leader shareholders were filed in King County Superior Court: Bruce Lynn v. Market Leader, et al., No. 13-2-20796-6, filed May 23, 2013; Arjun Reddy v. Morris, et al., No. 13-2-21115-7, filed May 29, 2013; and Jamason v. Market Leader, et al., No. 13-2-21190-4, filed May 29, 2013. The complaints in the three pending lawsuits are similar. The lawsuits allege, among other things, that Market Leader’s board of directors breached its fiduciary duties to its shareholders by failing to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Market Leader by Trulia. The plaintiffs seek relief that includes an injunction prohibiting the consummation of the Merger, rescission to the extent the Merger terms have already been implemented, damages for the breaches of fiduciary duty, and payment of plaintiffs’ attorneys’ fees and costs. We believe these allegations are without merit and intend to defend the lawsuits vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits.The three cases have been consolidated by the King County Superior Court under the caption In re Market Leader Inc. Shareholder’s Litigation, No. 13-2-20796-6.

Item 1A.	Risk Factors

The risk factors set forth below are in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, which includes a detailed discussion of risk factors that could materially affect our business, financial condition and future results, and is herein incorporated by reference.

Risk Factors Related to the Proposed Merger with Trulia, Inc.

The Merger is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed

On May 7, 2013, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Trulia, Inc. (“Trulia”) and Mariner Acquisition Corp, a wholly owned subsidiary of Trulia (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and wholly owned subsidiary of Trulia. The consummation of the Merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) receiving the required approval of the Company’s shareholders, (ii) the approval of the listing on the New York Stock Exchange of the shares of Trulia common stock to be issued in the Merger. It also is possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to the Company, which may give Trulia the ability to not complete the Merger. In addition, the absence of a decree, ruling or preliminary or permanent injunction of any governmental entity having jurisdiction which prohibits, restrains or enjoins consummation of the Merger, is a condition to completion of the Merger. As further described in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are party to certain litigation seeking to relief that may include an injunction prohibiting consummation of the merger transaction with Trulia. This litigation may result in a delay in or prevent the completion of the Merger.

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

If the Merger Agreement is terminated, in certain circumstances, we would be required to reimburse Trulia for up to $1 million in transaction expenses. Also, in connection with the termination of the Merger Agreement under certain circumstances, we could be required to pay a termination fee of $15 million. If the Merger Agreement is terminated, the expense reimbursement and the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed Merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

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

In October 2006, our Board of Directors authorized a share repurchase program to purchase and retire up to two million shares of our common stock. We did not make any purchases pursuant to the share repurchase program during the second quarter of 2013. At June 30, 2013, 928,043 shares remain available for purchase under the share repurchase program.

Item 6. Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of May 7, 2013, by and among Market Leader, Inc., Mariner Acquisition Corp. and Trulia, Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on May 8, 2013 (File No. 000-51032)

10.1	Form of Voting Agreement, dated May 7, 2013, by and among Trulia, Inc. and each of the directors and executive officers of Market leader, Inc., incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on May 8, 2013 (file No. 000-5103)

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited), (ii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET LEADER, INC.

By:	/s/ JACQUELINE DAVIDSON
Jacqueline Davidson
Chief Financial Officer
Authorized Officer and Principal Financial
Officer and Principal Accounting Officer

Date: August 5, 2013